Form 10-Q
period 1996-03-31
DAKOTA MINING CORP
filed 1996-05-15
CIK 848448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996
             or

[ ] Transition Report Pursuant to Section 13 and 15(d) of The Securities Exchange Act of 1934


                            DAKOTA MINING CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               Canada                      0-17583               84-1094683
 (State or other jurisdiction of   (Commission File Number)   (I.R.S. Employer
   incorporation/organization)                               Identification No.)




                              EXECUTIVE OFFICES:
                            410 Seventeenth Street
                                  Suite 2450
                            Denver, Colorado  80202
                           Telephone: (303) 573-0221
                              Fax: (303) 573-1012


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Number of common shares outstanding on May 10, 1996:    26,749,742

                        DAKOTA MINING CORPORATION


                                  INDEX

                                                              PAGE
PART I - FINANCIAL INFORMATION

ITEM 1    CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . .  3
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS. . . . .  4
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS . . . . .  5
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL
           STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .  6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . .  9

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . 17
      ITEM 1 - LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . 17
      ITEM 2 - CHANGES IN SECURITIES . . . . . . . . . . . . . . . 17
      ITEM 3 - DEFAULT UPON SENIOR SECURITIES. . . . . . . . . . . 17
      ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS . 17
      ITEM 5 - OTHER INFORMATION . . . . . . . . . . . . . . . . . 17
      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . 18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                           DAKOTA MINING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (expressed in United States dollars)
                                  (unaudited)

                                            MARCH 31,        DECEMBER 31,
                                              1996               1995
                                              ----               ----
                                     ASSETS
CURRENT ASSETS
Cash                                      $ 10,391,247      $  2,260,025
Inventories                                  4,183,787         3,821,176
Deferred stripping costs                       621,716           667,956
Other current assets                           394,972           340,965
                                          ------------      ------------
                                            15,591,722         7,090,122

PROPERTY, PLANT AND EQUIPMENT, NET          22,840,964        22,972,514
OTHER ASSETS
Reclamation bonds                            3,901,773        3,577,475
Advance minimum royalties                    2,064,718        2,007,260
Other                                           85,345          258,050
                                          ------------      -----------
                                          $ 44,484,522      $35,905,421
                                          ------------      -----------
                                          ------------      -----------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                          $  1,604,004      $ 5,152,517
Accrued liabilities                          1,315,070        1,864,790
Reclamation costs                              541,905          576,500
Short-term borrowings                          819,805        1,157,991
Current portion of long-term debt              521,567          565,546
                                          ------------      -----------
                                             4,802,351        9,317,344

LONG-TERM LIABILITIES
Long-term debt                                 623,965          439,520
Reclamation costs                            3,662,988        3,558,304
                                          ------------     ------------
     Total liabilities                       9,089,304       13,315,168
                                          ------------     ------------
SHAREHOLDERS' EQUITY
Warrants                                        87,500           87,500
Preference shares, without par
 value; 20,000,000
 shares authorized, none issued
 or outstanding
Special Warrants                            13,747,489
Common shares, without par value;
 unlimited shares authorized;
 26,660,242 issued and
 outstanding in 1996;
 26,534,742 in 1995                         38,906,595       38,906,595
Accumulated deficit                        (17,009,703)     (16,064,270)
Cumulative translation adjustment             (336,663)        (339,572)
                                          ------------     ------------
     Total shareholders' equity             35,395,218       22,590,253
                                          ------------     ------------
                                          $ 44,484,522     $ 35,905,421
                                          ------------     ------------
                                          ------------     ------------

 (SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

                         DAKOTA MINING CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (expressed in United States dollars)
                                (unaudited)

                                                     THREE MONTHS ENDED
                                              ---------------------------------
                                              MARCH 31, 1996    MARCH 31, 1995
                                              ---------------------------------
OPERATING REVENUES                             $  3,196,715       $ 1,967,445
                                               ------------       -----------
OPERATING COSTS
  Mine, mill and administration                     2,645,978         1,465,356
  Depreciation and depletion                          819,845           537,015
  Holding and standby costs                                             675,249
  Royalties and severance taxes                       129,156            55,432
  Exploration                                          29,204                 -
  Reclamation                                         108,148            73,328
  Other                                                 9,553            32,985
  General corporate costs                             371,970           298,253
                                                 ------------       -----------
                                                    4,113,854         3,137,618
                                                 ------------       -----------
OPERATING LOSS                                       (917,139)       (1,170,173)
                                                 ------------       -----------
Other income (expense):
  Investment income                                  105,478             66,462
  Interest expense                                  (110,296)          (104,349)
  Other                                              (23,476)           (16,148)
                                                 -----------        -----------
                                                     (28,294)           (54,035)
                                                 -----------        -----------
NET LOSS                                         $  (945,433)       $(1,224,208)
                                                 -----------        -----------
                                                 -----------        -----------
Net loss per common share                        $     (0.04)       $     (0.06)
                                                 -----------        -----------
                                                 -----------        -----------
Weighted average number of
 shares outstanding                               26,582,506         21,360,108
                                                 -----------        -----------
                                                 -----------        -----------

  (SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

                          DAKOTA MINING CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (expressed in United States dollars)
                                (unaudited)

                                                     THREE MONTHS ENDED
                                              MARCH 31, 1996    MARCH 31, 1995
                                              --------------    --------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss                                         $  (945,433)     $(1,224,208)
Add (deduct) non-cash items:
    Depreciation, depletion and amortization         819,845          543,903
    Gain on sale of assets                                 -                -
    Reclamation, holding and standby accrued          70,089           18,316
    Other                                             16,726          (53,821)
                                                 -----------      -----------
                                                     (38,773)        (715,810)

Net change in non-cash working
  capital items related to operations             (4,485,342)        (120,937)
                                                 -----------      -----------
                                                  (4,524,115)        (836,747)
                                                 -----------      -----------
INVESTMENT ACTIVITIES
Additions to property, plant and equipment          (742,488)        (790,273)
Proceeds from asset dispositions                           -                -
Additions to reclamation bonds and other assets     (226,675)      (1,023,125)
                                                 -----------      -----------
                                                    (969,163)      (1,813,398)
                                                 -----------      -----------
FINANCING ACTIVITIES
Proceeds from exercise of Common Share
  Purchase Warrants                                                        -
Proceeds from the sale of special warrants        14,507,250        6,000,000
Special warrant offering costs paid                 (759,759)        (421,256)
New borrowings                                             -                -
Repayment of indebtedness                           (125,898)        (111,522)
                                                  -----------      -----------
                                                   13,621,593        5,467,222
                                                  -----------      -----------
Effect of exchange rate on cash                         2,907                -
                                                  -----------      -----------
Net change in cash                                  8,131,222        2,817,077
Cash, beginning of period                           2,260,025        3,097,441
                                                  -----------      -----------
CASH, END OF PERIOD                               $10,391,247      $ 5,914,518
                                                  -----------      -----------
                                                  -----------      -----------

   (SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT)

                        DAKOTA MINING CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1.   GENERAL

     Dakota Mining Corporation and its subsidiaries (the "Company") are engaged in the business of investing in and operating precious metals mining projects, producing gold and silver and exploring for, acquiring and developing precious metals properties.

     The consolidated financial statements of the Company are reported in United States dollars in accordance with generally accepted accounting principles in Canada. As described in Note 4, these principles may differ in certain respects from those that the Company would have followed had its consolidated financial statements been prepared in accordance with generally accepted accounting principles and practices in the United States.

     The interim financial data is unaudited. However, in the opinion of management, all adjustments that are normal and recurring in nature have been made for a fair presentation of the financial position of the Company at March 31, 1996 and the results of operations for the interim periods presented. Results of operations for this period are not necessarily indicative of results to be expected for the full year. For a more thorough understanding of the Company's operations and financial position, these statements should be read with the audited financial statements and notes included with the Company's December 31, 1995 audited financial statements.

2.   INVENTORIES AND DEFERRED STRIPPING COSTS

     On the dates indicated, inventories were comprised of the following:


                                           MARCH 31,        DECEMBER 31,
                                             1996              1995
                                             ----              ----
     Bullion                              $  473,780        $1,290,231
     Heap leach                            3,425,345         2,244,420
     Materials and Supplies                  284,662           286,525
                                          ----------        ----------
                                          $4,183,787        $3,821,176
                                          ----------        ----------
                                          ----------        ----------

     In 1993, the mining activity at Stibnite Mine consisted primarily of the removal of waste overburden. Accordingly, the costs of waste removal of approximately $1.8 million were deferred. Of this amount, $1.12 million was charged to operations in 1995 with the remainder to be charged to operations in 1996 as the related gold resources are recovered.

3.   BORROWING ARRANGEMENTS

     On April 19, 1996, the Company completed an agreement to establish a Revolving Loan Agreement with Gerald Metals, Inc. for a $4.0 million seasonal line of credit. Interest will accrue at a rate of LIBOR plus 2.75% with the entire balance repayable within one year. The credit facility is collateralized by all the underlying assets of the Gilt Edge and Stibnite

     Mines and is guaranteed by the Company. At May 10, 1996, the Company had drawn $1.6 million of the credit facility.

     In April, 1996, the terms of a short-term borrowing arrangement with D.H. Blattner & Sons ("Blattner") were redetermined. The Company has signed a Secured Loan Note which provides for monthly payments, including accrued interest, of $75,000 commencing May 1, 1996 and continuing until September 1, 1997. The loan bears interest at 8.5% per annum, is collateralized by the assets of Stibnite Mine and is guaranteed by Dakota Mining Corporation. This facility has been subordinated by Blattner to Gerald under the Revolving Credit Facility previously described.

4.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA AND THE
     UNITED STATES

     The Company follows Canadian accounting principles which are different in some respects from accounting principles applicable in the United States. There are no significant differences in 1996 and 1995 between Canadian accounting principles and U.S. GAAP pertaining to the Company.

     (a) Under Canadian accounting principles, the Arrangement completed on September 15, 1993 (Note 6) was accounted for as a financial reorganization resulting in a "fresh start." Consequently, results of operations and cash flows for periods before the financial reorganization are not reported. However, under U.S. GAAP, the Arrangement would be accounted for as a quasi-reorganization and the pre-Arrangement results of operations and cash flow activities would have been combined with the post-Arrangement financial reorganization activities. U.S. GAAP requires that the deficit accumulated after the financial reorganization be dated as of September 15, 1993 to notify financial statement readers of the reorganization.

     (b) Under U.S. GAAP, the Company would calculate deferred income taxes using an asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     (c) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) was issued in October, 1995 by the Financial Accounting Standards Board. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. Under SFAS 123 an entity may continue to measure compensation cost for those plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which method is similar to that applied under Canadian GAAP, providing that certain proforma disclosures are provided. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company does not expect to adopt the accounting prescribed by SFAS 123; however, it will include the proforma disclosures required by SFAS 123 beginning with its 1996 annual consolidated financial statements.

5.   OWNERSHIP INTEREST IN GOLDEN REWARD MINE

     The Company owns a 40% interest in Golden Reward Mine, with the remaining 60% interest being owned by two subsidiaries of Wharf Resources Ltd. ("Wharf"). The Company's proportionate share of the partnership's balance sheets as of March 31, 1996 and December 31, 1995 and statements of operations for each of the years indicated are as follows:

                                           MARCH 31,           DECEMBER 31,
                                             1996                  1995
                                             ----                  ----
BALANCE SHEETS:
 Current assets                           $ 1,208,815          $ 1,313,421
 Plant property and equipment               9,428,833           10,047,831
 Other assets                                 686,061              464,193
                                          -----------          -----------
     Total assets                          11,323,709           11,825,445
                                          -----------          -----------
Accounts payable and other
 current liabilities                          420,322              428,777
Current portion of long-term debt             364,400              364,400
Long-term debt                                268,800              358,400
Other long-term liabilities                   477,470              370,701
                                          -----------          -----------
     Total liabilities                      1,530,992            1,522,278
                                          -----------          -----------
                                          $ 9,792,717          $10,303,167
                                          -----------          -----------
                                          -----------          -----------

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                            1996                 1995
                                            ----                 ----
STATEMENT OF OPERATIONS:
 Revenues                                 $ 1,419,391          $ 1,828,265
                                          -----------          -----------
 Mine cash production costs                 1,250,745            1,230,773
 Royalties                                     51,278               30,509
 Exploration                                   25,930               25,704
 Reclamation                                  108,148               21,869
 Depreciation and depletion                   612,380              447,633
                                          -----------          -----------
     Total production costs                 2,048,481            1,756,488
                                          -----------          -----------
Operating income (loss)                      (629,090)              71,777
Other income (expense)                         (8,607)             (54,733)
                                          -----------          -----------
                                          $  (637,697)         $    17,044
                                          -----------          -----------
                                          -----------          -----------

     Based upon uncertainties arising from the proximity of certain unpermitted reserves to a ski hill, the operator of Golden Reward L.P. reflected in the financial statements of the partnership at December 31, 1995 an impairment of its investment in mineral properties relating to the Golden Reward Mine. The Company did not incorporate this write-down into the March 31, 1996 or December 31, 1995 financial statements because Golden Reward L.P. is actively pursuing the acquisition of the interests in the ski hill not presently owned by Golden Reward L.P. Therefore, these amounts do not reflect the impairment recorded by Golden Reward L.P.

6.   1993 ARRANGEMENT

     On September 13, 1993, the shareholders of the Company approved a recapitalization of the Company's outstanding common shares as part of an "arrangement" under applicable

     Canadian law (the "Arrangement"). Pursuant to such Arrangement, all of the shares of common stock of the Company issued and outstanding as of September 15, 1993 (the "Old Common Shares") were exchanged for new Common Stock and Common Share Purchase Warrants (the "Arrangement Warrants".) The basis for such exchange was one share of new Common Stock and 1/2 of an Arrangement Warrant for every 12.43452 shares of Old Common Shares. A whole Arrangement Warrant allowed the holder thereof to acquire one share of Common Stock at an exercise price of $1.50 until September 15, 1994 and thereafter at $1.75 until their expiry on September 15, 1995.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company has interests in three principal mining properties: a 100% interest in Gilt Edge Mine; a 100% interest in Stibnite Mine; and a 40% interest in Golden Reward Mine. The Company also has a 25% interest in Cactus Mine; however, such mine is presently in the reclamation stage and future activities will not be material to the Company.

     The Company's operating activities at Gilt Edge Mine and Stibnite Mine have been severely curtailed since 1993 pending receipt of various new operating permits. The lack of operating activities at these two mines resulted in the Company reporting significant net losses in each of 1993, 1994, 1995 and in the first quarter of 1996. The Company received the necessary operating permits to recommence operations at Stibnite Mine on July 7, 1995 and to recommence operations at Gilt Edge Mine on January 19, 1996. Due to the seasonal nature of activities at Stibnite Mine and the timing of the permit at Gilt Edge Mine the full impact of a return to production at both mines is not reflected in these financial statements.

     For the past three years, the Company has funded, and it is anticipated that it will continue to fund its operating losses, working capital requirements and capital needs primarily through the private placement of equity securities. On February 14, 1996, the Company issued and sold by way of private placement, 8.7 million Special Warrants at a price of Cdn$2.30 per Special Warrant representing gross proceeds to the Company of Cdn$20,010,000 (US$14,507,250). Subject to adjustment in certain circumstances, each Special Warrant is exchangeable into one Common Share and one-half of a Purchase Warrant for no additional consideration. Each whole Purchase Warrant entitles the holder thereof to acquire one Common Share until December 14, 1997 at an exercise price of Cdn$2.65.

     At the closing of the offering, the Company received Cdn.$9,004,500 (U.S. $6,528,000) or 50% of the sale proceeds less Underwriter commission, with the remaining Cdn.$10,005,000 (U.S. $7,254,000) or 50% of proceeds placed into escrow pending the clearance of the Company's Canadian prospectus. The Company paid commissions to certain underwriters in connection with the offering of Cdn.$1,000,500 (U.S. $725,400) or Cdn$.115 per Special Warrant and issued to such underwriters a warrant to purchase 200,000 Common Shares under the same terms and conditions as the Purchase Warrants.

     In connection with the offering, the Company agreed to use its best efforts to obtain receipts from securities regulatory authorities of British Columbia, Alberta and Ontario for a Canadian prospectus and to complete all necessary U.S. securities regulatory filings as soon as practical. If the Company's Canadian prospectus is not receipted on or before June 11, 1996, the Company may be required to redeem 50% of the Special Warrants with all of the escrowed funds and issue up to 1,087,500 additional Purchase Warrants to holders of the remaining outstanding Special Warrants. Although the Company anticipates receiving the necessary receipts and completing the U.S. filings in a timely manner, there is no assurance that this will occur.

     The proceeds from the private placement will be used to fund capital expenditures required to bring the Anchor Hill deposit located at Gilt Edge Mine into production in lieu of previous financing arrangements with Repadre International Corporation ("Repadre") described below; to fund feasibility and permitting expenditures on sulfide reserves at Gilt Edge Mine; to fund exploration, property development and acquisition; and to fund the general working capital requirements of the Company. Included in plans for exploration and property development are plans to commence reverse circulation drilling at Stibnite Mine in an attempt to define additional reserves and extend the present mine life.

     On April 19, 1996, the Company completed an agreement to establish a Revolving Loan Agreement with Gerald Metals, Inc. for a $4.0 million seasonal line of credit. Interest will accrue at a rate of LIBOR plus 2.75% with the entire balance repayable within one year. The credit facility is collateralized by all the underlying assets of the Gilt Edge and Stibnite Mines and is guaranteed by the Company. At May 10, 1996, the Company had drawn $1.6 million of the credit facility.

     Effective March 8, 1995, the Company entered into an agreement (the "Repadre Agreement") with Repadre International Corporation ("Repadre") whereby Repadre agreed to provide the Company with a $4.0 million credit facility and thereby receive a royalty interest in the Company's Gilt Edge Mine. After completion of the private placement of Special Warrants in February 1996, the Company terminated the credit facility. However, under the terms of the Repadre Agreement, Repadre retains a 1-3/4% royalty interest in certain properties and a 3/4% royalty interest in certain other properties at Gilt Edge Mine for providing the credit facility to the Company.

     In order to minimize an adverse effect upon operations should gold prices fall in the future, the Company from time-to-time, enters into gold price protection agreements. At May 10, 1996, the Company had entered into various option contracts with a bullion dealer to deliver 12,000 ounces of gold at a minimum price of $395 per ounce and a maximum of $425 per ounce during the period from July 1, 1996 through December 31, 1996 and has agreed to deliver 1,250 ounces of gold at $386 per ounce under a forward sales contract which expires in June, 1996. Fluctuations in future gold prices could significantly impact the Company's future revenues.

     At March 31, 1996, the Company has working capital of $10.8 million primarily due to an increase in cash and inventory of $8.5 million since December 31, 1995, offset by a decrease in accounts payable and accrued liabilities of $4.0 million since December 31, 1995. The improvement in working capital from a deficit of $2.2 million at December 31, 1995 is a result of the private placement of Special Warrants and reductions in accounts payable from sales of gold bullion produced after December 31, 1995.

     Cash used in operations was $4.5 million during the first quarter of 1996 compared to cash used in operations of $836,747 during the same period of 1995. The increase in cash used in the first quarter of 1996 as compared to 1995 is primarily due to the decrease in accounts payable and accrued liabilities at March 31, 1996, when compared to balances at December 31, 1995.

     Cash used in investment activities during the first quarter of 1996 pertains to additions to plant, property and equipment, including development activities at Gilt Edge Mine and Stibnite Mine.

     Cash provided by financing activities during the first three months of 1996 included approximately $13.7 million of proceeds, net of offering costs, from the sale of Special Warrants. The Company also repaid approximately $90,000 of its pro rata share of certain long-term debt obligations of Golden Reward L.P. In total the Company repaid borrowings of $125,898 during the first quarter of 1996.

     During the next three years, the Company anticipates that its aggregate costs for land holding, expansion of existing mining facilities, exploration on existing properties and obtaining new operating permits will approximate $13.7 million. The Company anticipates that these capital requirements will be funded from the proceeds of the sale of the Special Warrants sold in February, 1996 and from cash flows from operations. The Company also anticipates that it will meet its repayment obligations under a short-term borrowing arrangement of $1.16 million and under various long-term debt agreements principally from cash flows generated by operating activities.

     GILT EDGE MINE

     The Company has recommenced operations at Gilt Edge Mine in the second quarter of 1996 through the development of the Anchor Hill oxide deposit which consists of 8.58 million tons of ore containing approximately 222,000 ounces of gold. Average gold recoveries are estimated to be 71.6% and average cash operating costs per ounce are expected to approximate $250 per ounce produced. Depreciation, including future development costs as noted below, is estimated to be $60 per ounce. Anchor Hill is expected to generate an operating profit over its four-year mine life.

     The Company has all requisite state and county operating permits to allow for the development of the Anchor Hill oxide deposit. The ultimate Anchor Hill open pit design contemplates that approximately 37 acres of public lands will be disturbed, principally for pit wall layback and waste removal. Accordingly, the Company is required to complete an Environmental Impact Statement ("EIS"). The EIS, which has been underway since January 1994, was delayed in 1995 pending receipt of the state and county operating permits. Management now expects to finalize the EIS by fall 1996. Mining activities from Anchor Hill can be conducted for approximately two years prior to any disturbance of public lands. Completion of the EIS is expected to cost approximately $165,000.

     The Company has begun mining and processing activities at Anchor Hill. The Company has hired a mining contractor to conduct all mining and earthwork activities and is utilizing its existing heap leach production facilities to process ores. Initially, capital costs have been limited to the enlargement of the present heap leach pad, offloading previously leached and neutralized spent ore and purchasing certain equipment.

     The South Dakota Department of Environment and Natural Resources ("DENR") has conducted a Preliminary Assessment on behalf of the United States Environmental Protection Agency ("EPA") of Gilt Edge Mine activities including the approximately 406 acres permitted under the Company's South Dakota state mining permit. At this time, EPA has not made a determination as to whether any further study needs to be made of the site. Accordingly, the Company is not able to determine what impact, if any, further action by DENR or EPA in connection with the Preliminary Assessment may have on the site. The Company does not know when the EPA may reach a decision on the Preliminary Assessment.

     In April 1993, the DENR issued the DENR Order regarding remediation efforts related to acid rock drainage at Gilt Edge Mine. The DENR Order remains in effect and the Company is in full compliance. The DENR Order principally requires that, unless discharge water meets certain permitted terms and conditions, there shall be no discharge of acid mine drainage. On January 19, 1996, the Company received final approval of an updated and amended reclamation plan from the State of South Dakota. Under the conditions of the revised reclamation plan, the Company plans to reclaim waste depositories and other areas by capping these areas with impervious materials available from the overburden associated with the Anchor Hill oxide deposit. Such capping will prevent any continued migration of acid mine drainage. The Company has estimated that its future capping costs will approximate $3.2 million, which costs were fully accrued at December 31, 1995. Funding of this obligation will be made from operating cash flow derived from processing the Anchor Hill oxide deposit.

     The Company has provided the State of South Dakota with a form of financial assurance in the amount of $7.9 million in connection with the reclamation and remediation plan in the form of cash deposits of $2.4 million and a demand note as proof of financial assurance in the amount of $5.5 million. The Company expects its actual costs of completing the reclamation and remediation plan to be substantially less than the financial assurance amount.

     At a future date when the Company provides notice to the State of South Dakota that the Gilt Edge Mine will close and that post closure care is to begin, the Company will be obligated to convert a portion of its financial assurance into a post-closure fund in a form acceptable to the State to ensure long term treatment and maintenance of the site. The amount of the post-closure financial assurance is not expected to be less than $3.0 million although no final determination will be made until the mine actually closes.

     As of March 31, 1996, the investment in property, plant and equipment at Gilt Edge Mine approximated $7.0 million of which $1.7 million is attributed to the sulfide development potential of the property which is not currently subject to amortization. Based upon a $400 per ounce gold price, an independent engineering study and past operating experiences, the Company believes that mining and processing the Anchor Hill oxide deposit and the substantial sulfide deposit will generate sufficient operating margins to ensure the recovery of the Company's remaining investment in Gilt Edge Mine.

     STIBNITE MINE

     Operations at Stibnite Mine were suspended in 1993 and 1994 pending resolution of various permitting matters. The Company obtained the necessary permits to resume mining operations in July 1995 and to conduct mining activities through 1996. Operations subsequent to 1996 are subject to the completion of an EIS which is expected to be completed in the fall of 1996.

     The Company has identified sufficient mineralized oxide materials at Stibnite Mine to conduct operations at or above historic annual production rates of approximately 40,000 ounces of gold during 1996 and has drill indicated mineralized material which management believes will allow for several additional years of operations. The drill indicated areas will require further development drilling at a cost of approximately $300,000 per year. Drilling activities, including reverse circulation drilling to further delineate the Cinnamid prospect, will be financed from the proceeds of the sale of Special Warrants and from mine generated cash flows.

     As in the past, the Company has hired an outside contractor to conduct all 1996 mining activities. Stibnite Mine was in production from 1986 to 1992; as such all production facilities necessary to conduct operations are in place and only minimal refurbishment and maintenance is required to continue operations.

     In response to a Preliminary Assessment/Site Investigation ("PA/SI") conducted by United States Forest Service in 1993 relating to an historic smelter tailings repository at Stibnite Mine (which existed prior to the Company's activities), the Company has engaged an independent environmental services organization to assist it in preparing a voluntary preventative action plan to reclaim the tailings. The Company has concluded that continued mining activities represent the most economic manner to stabilize and ultimately reclaim these historic tailings.

     On July 10, 1995, the Company entered into a voluntary Administrative Order of Consent with EPA regarding the tailings area (the "Meadow Creek Plan"). Approximately 50% of the work under the Meadow Creek Plan was completed in 1995. Management estimates that approximately $833,000 of costs will be incurred in 1996 in order to complete the Meadow Creek Plan. Such costs will be funded from operating cash flows. The Company has apprised previous owners and operators of the property of the Meadow Creek Plan and believes that a substantial portion of such reclamation costs may be recoverable from these parties.

     The Company's investment in mining assets at Stibnite Mine as of March 31, 1996 is approximately $7.2 million of which approximately $1.9 million has been attributed to the sulfide ore potential of the property and is not currently subject to amortization. Future depreciation will approximate $44 per ounce. Based upon a $400 per ounce gold price and its past operating experience, the Company believes Stibnite Mine's future operating margins should ensure the recovery of its remaining investment in mining assets.

     GOLDEN REWARD MINE

     Golden Reward Mine, in which the Company has a 40% interest, with the remaining 60% interest being owned by two subsidiaries of Wharf Resources Ltd. ("Wharf"), has sufficient permitted reserves to continue its operations through October 1996. The Company's share of estimated production in 1996 is expected to be approximately 20,000 ounces of gold at an average cash cost of $262 per ounce.

     In order to access additional reserves and mineralized materials, Golden Reward Mine will be required to relocate its existing crusher facility and reduce by approximately 25% its leach pad capacity or to acquire or otherwise compensate third parties to acquire or remove their facilities.

     On December 18, 1995 Wharf announced a write-down of its investment in the Golden Reward Mine due in part to "...increased uncertainties arising from the proximity of Golden Reward's unpermitted reserves to a ski hill..." Discussions have been ongoing for some time and have continued after the announcement by Wharf regarding the possible acquisition of the interests in the ski hill not currently owned by Golden Reward L.P. Based upon these discussions, the Company believes that a transaction to acquire the remaining ski hill interests can be completed on economic terms. However, terms of any such transaction have not yet been agreed to with such owners, or between the Company and Wharf. See Note 5 of Notes to Consolidated Financial Statements.

     The Golden Reward L.P. is actively pursuing the removal of encumbrances, including the aforementioned acquisition of the remaining interests in the ski hill, and permitting of its proven and probable reserves, and the exploration and development of other mineable resources. The Company believes that Golden Reward L.P. will ultimately be successful in removing these encumbrances, obtaining permits to mine such reserves, and developing other mineable resources. Based upon gold prices of approximately $400 per ounce and past operating experience, the Company also believes that the Golden Reward Mine's future operating margins will be sufficient to recover Dakota's remaining investment in Golden Reward Mine of approximately $9.4 million at March 31, 1996. However, there are significant uncertainties which could affect the recoverability of the Company's investment in Golden Reward Mine, the outcome of which is not presently determinable. No adjustments for the effect of these uncertainties has been made to the Company's investment in mining assets at Golden Reward Mine. No assurance can be given that the Golden Reward L.P. will be successful in removing the encumbrances affecting the aforementioned resources. In such circumstances, mining operations could cease at the end of 1996 and the Company would be required to reduce the carrying value in Golden Reward Mine by approximately $6.6 million.

     The Company estimates that its share of future costs related to removing the encumbrances could be in excess of $2 million, which costs may be paid out of the proceeds from the sale of the Special Warrants or from future operating cash flows if mining activities are permitted, extending the present mine life. Golden Reward L.P. will also be required to obtain new operating permits in order to mine certain of these encumbered reserves. The Company estimates that it will take between 9 and 15 months from commencement of the application process to obtain said permits. The Company's share of capital expenditures for development drilling of approximately $400,000 annually together with its share of project debt repayment obligations are expected to be paid from project cash flows.

OTHER ENVIRONMENTAL MATTERS

     In connection with its mining and milling activities, the Company is required to comply with various federal, state and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company believes that it has obtained, or is taking the steps necessary to obtain, such environmental permits, licenses or approvals required for its operations. Management is not aware of any material violations of environmental permits, licenses or approvals issued with respect to the Company's operations other than the DENR Order issued to the Company in respect of the Gilt Edge Mine by the South Dakota DENR regarding acid rock drainage emanating from the waste depository.
 See "Liquidity and Capital Resources" above.

     Environmental laws and regulations may be enacted and adopted in the future which may have an impact upon the Company's operations. The Company cannot now accurately predict or estimate the impact of any such future laws or regulations on its operations.

RESULTS OF OPERATIONS - FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995

GENERAL

      Effective September 15, 1993, the Company completed a financial reorganization pursuant to a plan of arrangement under the CANADA BUSINESS CORPORATIONS ACT (the "Arrangement"). See Note 6 of Notes to Consolidated Financial Statements. Under Canadian generally accepted accounting principles ("GAAP"), the Arrangement was accounted for as a financial reorganization utilizing "fresh start" accounting. Accordingly, results of operations and cash flow activities prior to September 15, 1993, the effective date of the Arrangement, have not been included in the consolidated statements of operations and cash flows; rather the consolidated financial statements are limited to the post-Arrangement period commencing September 16, 1993.

     The Arrangement would be accounted for as a quasi-reorganization under
U. S. GAAP and the pre-Arrangement results of operations and cash flow activities would have been combined with the post-Arrangement financial reorganization activities.

     REVENUES AND DIRECT OPERATING COSTS

     The Company recorded a consolidated net loss of $945,433, or $0.04 per share, for the first quarter of 1996. This compares to a consolidated net loss of $1,224,208, or $0.06 per share, during the first quarter of 1995.

     Shown below is the Company's share of metals sales (in ounces) for each respective quarter:

                                 METAL SALES
                            THREE MONTHS ENDED (1)
                                 MARCH 31,
                            ----------------------
                              1996            1995
                              ----            ----
Ounces of gold sold:
  Cactus Mine (25%)              84            376
  Gilt Edge Mine              2,120              -
  Golden Reward Mine (40%)    3,569          4,844
  Stibnite Mine               2,234              -
                              -----          ------
                              8,007          5,220
                              -----          ------
                              -----          ------

     (1) Precious metals production for each of the joint venture operations includes the Company's pro rata share.

Operating results for the first quarters of the last two years are summarized in the following table:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                --------------------
                                                1996            1995
                                                ----            ----
Operating revenue                            $3,196,715      $2,642,694
                                             ----------      ----------
                                             ----------      ----------

Average net price per ounce of gold realized       $399            $377
                                                   ----            ----
                                                   ----            ----

Average London PM fix per ounce of gold            $396            $379
                                                   ----            ----
                                                   ----            ----

Mine, Mill and Administration(1)

                                                   QUARTER ENDED
                                                       MARCH 31,
                                                ---------------------
                                                1996             1995
                                                ----             ----
  Gilt Edge Mine                             $  598,037      $  675,249
  Golden Reward Mine                          1,241,192       1,210,147
  Stibnite Mine                                 782,786         142,745
  Cactus Mine                                    23,963         112,464
                                             ----------      ----------
Subtotal                                      2,645,978       2,140,605
Reclassified to holding and standby                 -          (675,249)
                                             ----------      ----------
Total mine, mill and administration          $2,645,978      $1,465,356
                                             ----------      ----------
                                             ----------      ----------

Average cash cost per ounce of gold sold(2)        $330            $281
                                                   ----            ----
                                                   ----            ----

(1) Cash costs include mining, milling, project administration, on-property exploration, and all holding and standby costs.

     Overall, gold production and related operating revenues increased principally due to the recommencement of operations at Stibnite Mine in August 1995 after the successful completion of various permit matters. Leaching certain stockpiled ores at Gilt Edge Mine also contributed to higher production and operating revenues than reported during the first quarter of 1995. This increase was partially offset by a decrease in production at Golden Reward Mine due to inclement weather during January and February.

     Mine, mill and administrative costs increased 81% to $2,645,978 in the first quarter of 1996 when compared to the same period of 1995 after reclassification of all expenses at Gilt Edge Mine to holding and standby costs. Actual costs at Gilt Edge Mine remained relatively flat with the processing of stockpiled sulfide ores as noted above. Costs at Stibnite Mine increased $640,000, or 448%, during the first quarter of 1996 as a result of the recommencement of operating activities. Costs at Golden Reward were relatively unchanged, however, sales were lower in the first quarter of 1996, causing the average cash cost per ounce of gold sold to increase. Costs at Cactus Mine are lower in the first quarter of 1996 than in the same period of 1995 and relate to wind-up and reclamation activities. Such costs will continue to decline in the future as final reclamation activities continue.

     The increase in depreciation, depletion and amortization in 1996 when compared to 1995 is due to an increase in the depletion rate at Golden Reward Mine resulting from a reduction in estimated recoverable reserves at December 31, 1995. Increases in depletion at Gilt Edge Mine and Stibnite Mine are attributable to units of production amortization as each mine sold ounces during the first quarter of 1996, while there were no sales for these mines during the first quarter of 1995.

     Royalties vary from mine-to-mine and within the specific area being mined in accordance with various agreements with landowners. Effective in 1995, the State of South Dakota adjusted its methods for calculating severance taxes, the result of which was to significantly lower the effective rate. Overall, royalties and severance taxes generally relate directly to revenues earned. Therefore higher revenues in the first quarter of 1996 resulted in higher royalty and severance taxes than during the same period of 1995.

     Reclamation costs in the first quarter of 1996 pertain principally to Golden Reward and increased by $34,820 to $108,148.

     General corporate costs increased in 1996 when compared to 1995 due to additions in staff, legal expenses, travel activities, and in the use of outside professional services. These increases are due, in part, to overall increases in corporate activity in the first quarter of 1996 compared to the same period of 1995.

     Investment income is higher in the first quarter of 1996 due principally to interest earned on higher cash balances available for investment purposes.

     Interest expense is slightly higher in 1996 due to higher vendor interest because of larger outstanding payable balances during the first month of the quarter.

     The Company does not anticipate that its U.S. operations will be subject to alternative minimum tax during 1996.

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS
     None

     ITEM 2 - CHANGES IN SECURITIES
     None

     ITEM 3 - DEFAULT UPON SENIOR SECURITIES
     None

     ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     None

     ITEM 5 - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10.18 Revolving Loan Agreement with Gerald Metals dated April 12, 1996
          Exhibit 10.19 Secured Loan Note with D.H. Blattner & Sons dated April 12, 1996
          Exhibit 10.20 Subordination Agreement between Gerald Metals Inc. and D.H. Blattner & Sons dated April 12, 1996
          Exhibit 11  Computation of Earnings Per Share
          Exhibit 27  Financial Data Schedule

     (b) The Company did not file a current report on Form 8-K during the quarter ended March, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

DAKOTA MINING CORPORATION

 c/s Alan R. Bell                            Date          May 10, 1996
- - -------------------------------------
Alan R. Bell
President and Chief Executive Officer


c/s Robert R. Gilmore                        Date          May 10, 1996
- - -------------------------------------
Robert R. Gilmore
Vice President Finance
 and Chief Financial Officer