Form 10-Q
period 1996-06-30
DAKOTA MINING CORP
filed 1996-08-19
CIK 848448

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended June 30, 1996 or

[ ] Transition Report Pursuant to Section 13 and 15(d) of The Securities
    Exchange Act of 1934


                               DAKOTA MINING CORPORATION
                     --------------------------------------------
                (Exact name of Registrant as specified in its charter)

       CANADA                          0-17583                  84-1094683
- - ------------------------        -----------------------      ------------------
(State or other jurisdiction   (Commission File Number)     (I.R.S. Employer
of incorporation/organization)                              Identification No.)



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

Yes  X    No

Number of common shares outstanding on August 13, 1996:  35,476,742

                              DAKOTA MINING CORPORATION


                                        INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM 1  CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . .    3
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  . . . . . . . . .    4
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS . . . . . . . . . .    5
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . .    9

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .   17
       ITEM 1 - LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .   17
       ITEM 2 - CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . .   17
       ITEM 3 - DEFAULT UPON SENIOR SECURITIES . . . . . . . . . . . . . .   18
       ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY
                   HOLDERS . . . . . . . . . . . . . . . . . . . . . . . .   18
       ITEM 5 - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .   18
       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .   18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

                              DAKOTA MINING CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         (EXPRESSED IN UNITED STATES DOLLARS)
                                     (UNAUDITED)




                                                             June 30,          December 31,
                                                               1996                1995
                                                               ----                ----
                                                 ASSETS
CURRENT ASSETS
Cash                                                       $10,478,573          $2,260,025
Inventories                                                  7,835,140           3,821,176
Deferred stripping costs                                       633,325             667,956
Other current assets                                           424,458             340,965
                                                           -----------         -----------
                                                            19,371,496           7,090,122


PROPERTY, PLANT AND EQUIPMENT, NET                          23,673,263          22,972,514
OTHER ASSETS
Reclamation bonds                                            4,701,230           3,577,475
Advance minimum royalties                                    2,099,285           2,007,260
Other                                                           80,565             258,050
                                                           -----------         -----------
                                                           $49,925,839         $35,905,421
                                                           -----------         -----------
                                                           -----------         -----------




                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                           $ 4,612,145          $5,152,517
Accrued liabilities                                          2,019,018           1,864,790
Reclamation costs                                              675,577             576,500
Short-term borrowings                                          843,730           1,157,991
Current portion of long-term debt                            3,700,057             565,546
                                                           -----------         -----------
                                                            11,850,527           9,317,344


LONG-TERM LIABILITIES
Long-term debt                                                 389,297             439,520
Royalties                                                      267,600                   -
Reclamation costs                                            5,089,580           3,558,304
                                                           -----------         -----------
     Total liabilities                                      17,597,004          13,315,168
                                                           -----------         -----------
                                                           -----------         -----------
SHAREHOLDERS' EQUITY
Warrants                                                                            87,500
Preference shares, without par value; 20,000,000
   shares authorized, none issued or outstanding
Special Warrants                                            13,543,912
Common shares, without par value; unlimited
shares authorized; 35,476,742 issued and
   outstanding in 1996; 26,534,742 in 1995                  39,328,697          38,906,595
Accumulated deficit                                        (20,216,916)        (16,064,270)
Cumulative translation adjustment                             (326,858)           (339,572)
                                                           -----------         -----------
     Total shareholders' equity                             32,328,835          22,590,253
                                                           -----------         -----------
                                                           $49,925,839         $35,905,421
                                                           -----------         -----------
                                                           -----------         -----------




       (SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

                              DAKOTA MINING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in United States dollars)
                                     (unaudited)






                                              Three months ended                          Six months ended
                                        June 30, 1996        June 30, 1995       June 30, 1996       June 30, 1995
                                         -------------        -------------       -------------       -------------

OPERATING REVENUES                         $ 3,604,052         $ 1,480,343         $ 6,800,767         $ 3,447,788
                                           -----------         -----------         -----------         -----------
OPERATING COSTS
  Mine, mill and administration              3,023,581             829,363           5,669,559           2,294,719
  Depreciation and depletion                 1,134,291             580,308           1,954,136           1,117,323
  Holding and standby costs                  1,330,026           1,249,933           1,330,026           1,925,182
  Royalties and severance taxes                130,184              47,420             259,340             102,852
  Exploration                                   35,190                   -              64,394                   -
  Reclamation                                  848,231             101,873             956,379             175,201
  Other                                         14,891              22,621              24,444              55,606
  General corporate costs                      466,852             372,724             838,823             670,977
                                           -----------         -----------         -----------         -----------
                                             6,983,246           3,204,242          11,097,101           6,341,860
                                           -----------         -----------         -----------         -----------
OPERATING LOSS                              (3,379,194)         (1,723,899)         (4,296,334)         (2,894,072)
                                           -----------         -----------         -----------         -----------
Other income (expense):
  Investment income                            254,306              78,008             308,424              69,470
  Interest expense                            (103,778)            (83,080)           (162,714)           (187,429)
  Other                                         21,453               3,075              (2,022)             61,927
                                           -----------         -----------         -----------         -----------
                                               171,981              (1,997)            143,688             (56,032)
NET LOSS                                   $(3,207,213)        $(1,725,896)        $(4,152,646)        $(2,950,104)
                                           -----------         -----------         -----------         -----------
Net loss per common share                  $     (0.11)        $     (0.07)        $     (0.15)        $     (0.12)
                                           -----------         -----------         -----------         -----------
                                           -----------         -----------         -----------         -----------
Weighted average number of
 shares outstanding                         27,992,313          26,198,877          27,278,893          24,407,723
                                           -----------         -----------         -----------         -----------
                                           -----------         -----------         -----------         -----------




       (SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

                              DAKOTA MINING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in United States dollars)
                                     (unaudited)




                                                                Six months ended
                                                        June 30, 1996       June 30, 1995
                                                         -------------       -------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss                                                  $(4,152,646)        $(2,950,104)
Add (deduct) non-cash items:
    Depreciation, depletion and amortization                1,954,136           1,131,098
    Gain on sale of assets                                          -                   -
    Reclamation, holding and standby accrued                1,630,352                   -
    Other                                                     (39,502)            (21,942)
                                                          -----------         -----------
                                                             (607,660)         (1,840,948)
Net change in non-cash working
  capital items related to operations                      (4,142,188)           (399,543)
                                                           (4,749,848)         (2,240,491)
                                                          -----------         -----------
INVESTMENT ACTIVITIES
Additions to property, plant and equipment                 (2,701,246)         (1,903,668)
Proceeds from asset dispositions                                    -                   -
Additions to reclamation bonds and other assets            (1,063,712)         (1,111,164)
                                                          -----------         -----------
                                                           (3,764,958)         (3,014,832)
                                                          -----------         -----------

FINANCING ACTIVITIES
Proceeds from exercise of Common Share
  Purchase Warrants                                           336,059                 218
Proceeds from the sale of special warrants                 14,507,250           6,000,000
Special warrant offering costs paid                          (964,793)           (461,261)
New borrowings                                              3,236,837              82,478
Repayment of indebtedness                                    (394,711)           (897,000)
                                                          -----------         -----------
                                                           16,720,642           4,724,435
                                                          -----------         -----------
Effect of exchange rate on cash                                12,712                   -
                                                          -----------         -----------
Net change in cash                                          8,218,548            (530,888)
Cash, beginning of period                                   2,260,025           3,097,441
                                                          -----------         -----------
CASH, END OF PERIOD                                       $10,478,573          $2,566,553
                                                          -----------         -----------
                                                          -----------         -----------




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

    The interim financial data is unaudited. However, in the opinion of management, all adjustments that are normal and recurring in nature have been made for a fair presentation of the financial position of the Company at June 30, 1996 and the results of operations for the interim periods presented. Results of operations for this period are not necessarily indicative of results to be expected for the full year. For a more thorough understanding of the Company's operations and financial position, these statements should be read with the audited financial statements and notes included with the Company's December 31, 1995 audited financial statements.

2.  INVENTORIES AND DEFERRED STRIPPING COSTS

    On the dates indicated, inventories were comprised of the following:

                                  June 30,       December 31,
                                    1996            1995
                                     ----            ----
    Bullion                    $  690,322         $1,290,231
    Heap leach                  6,848,258          2,244,420
    Materials and Supplies        296,560            286,525
                                 ---------         ----------
                               $7,835,140         $3,821,176
                                ----------         ----------
                                ----------         ----------

    In 1993, the mining activity at Stibnite Mine consisted primarily of the removal of waste overburden. Accordingly, the costs of waste removal of approximately $1.8 million were deferred. Of this amount, $1.12 million was charged to operations in 1995 with the remainder to be charged to operations in 1996 as the related gold resources are recovered.

3.  BORROWING ARRANGEMENTS

    On April 19, 1996, the Company completed an agreement to establish a Revolving Loan Agreement with Gerald Metals, Inc. for a $4.0 million seasonal line of credit. Interest will accrue at a rate of LIBOR plus 2.75% with the entire balance repayable within one year. The credit facility is collateralized by all the underlying assets of the Gilt Edge and Stibnite

    Mines and is guaranteed by the Company. At August 10, 1996, the Company had drawn $3.2 million of the credit facility.

    In April, 1996, the terms of a short-term borrowing arrangement with D.H. Blattner & Sons ("Blattner") were redetermined. The Company has signed a Secured Loan Note which provides for monthly payments, including accrued interest, of $75,000 commencing May 1, 1996 and continuing until September 1, 1997. The loan bears interest at 8.5% per annum, is collateralized by the assets of Stibnite Mine and is guaranteed by Dakota Mining Corporation. This facility was subordinated by Blattner to Gerald under the Revolving Credit Facility previously described. However, on May 21, 1996, Gerald purchased the Secured Loan Note from Blattner in a transaction not involving the Company.

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

5.  OWNERSHIP INTEREST IN GOLDEN REWARD MINE

    The Company owns a 40% interest in Golden Reward Mine, with the remaining 60% interest being owned by two subsidiaries of Wharf Resources Ltd. ("Wharf"). The Company's proportionate share of the partnership's balance sheets as of June 30, 1996 and December 31, 1995 and statements of operations for each of the years indicated are as follows:

                                                      June 30,     December 31,
                                                        1996          1995
                                                         ----          ----
BALANCE SHEETS:
 Current assets                                     $ 1,387,036    $ 1,313,421
 Plant property and equipment                         8,769,837     10,047,831
 Other assets                                           897,900        464,193
                                                    -----------    -----------
     Total assets                                    11,054,773     11,825,445
                                                    -----------    -----------
Accounts payable and other
 current liabilities                                  1,097,407        428,777
Current portion of long-term debt                       364,400        364,400
Long-term debt                                          179,200        358,400
Other long-term liabilities                           2,023,249        370,701
                                                    -----------    -----------
     Total liabilities                                3,664,256      1,522,278
                                                    -----------    -----------
                                                    $ 7,390,517    $10,303,167
                                                    -----------    -----------
                                                    -----------    -----------





                                                   Three months ended                       Six months ended
                                                         June 30,                                June 30,
                                              1996                1995                1996                1995
                                              ----                ----                ----                ----
STATEMENT OF OPERATIONS:
 Revenues                                 $  1,541,172         $ 1,398,157         $ 2,960,563         $ 1,828,265
                                          ------------        ------------        ------------        ------------
 Mine cash production costs                  1,417,963             768,348           2,668,708           1,230,773
Royalties                                       45,589              30,020              96,867              30,509
Holding and standby costs                    1,330,026                   -           1,330,026                   -
 Exploration                                    27,586              22,621              53,516              25,704
 Reclamation                                   531,348              37,137             639,496              21,869
 Depreciation and depletion                    659,360             466,901           1,271,740             447,633
                                          ------------        ------------        ------------        ------------
     Total production costs                  4,011,872           1,325,027           6,060,353           1,756,488
                                          ------------        ------------        ------------        ------------
Operating income (loss)                     (2,470,700)             73,130          (3,099,790)             71,777
Other income (expense)                          48,455             (44,137)             39,848             (54,733)
                                          ------------        ------------        ------------        ------------
                                          $( 2,422,245)        $    28,993         $(3,059,942)        $    17,044
                                          ------------        ------------        ------------        ------------
                                          ------------        ------------        ------------        ------------




    Based upon uncertainties arising from the proximity of certain unpermitted reserves to a ski hill, the operator of Golden Reward L.P. reflected in the financial statements of the partnership at December 31, 1995 and at June 30, 1996, an impairment of its investment in mineral properties relating to the Golden Reward Mine. The Company did not incorporate this write-down into the June 30, 1996 or December 31, 1995 financial statements because Golden Reward L.P. is actively pursuing the acquisition of certain property interests from the ski hill not presently owned by Golden Reward L.P. If Golden Reward, L.P. is successful in acquiring these certain property rights, then its operating permits can be expanded to include certain ore reserves which when processed will enable the Company to fully recover its remaining investment in Golden Reward, L.P. Therefore, these amounts do not reflect the impairment recorded by Golden Reward L.P.

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

    The Company's operating activities at Gilt Edge Mine and Stibnite Mine have been severely curtailed since 1993 pending receipt of various new operating permits. The lack of operating activities at these two mines resulted in the Company reporting significant net losses in each of 1993, 1994, 1995 and in the first half of 1996. The Company received the necessary operating permits to recommence operations at Stibnite Mine on July 7, 1995 and to recommence operations at Gilt Edge Mine on January 19, 1996. Due to the seasonal nature of activities at Stibnite Mine and the timing of the permit at Gilt Edge Mine the full impact of a return to production at both mines is not reflected in these financial statements.

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

    The proceeds from the private placement are being used and will continue to be used to fund capital expenditures required to bring the Anchor Hill deposit located at Gilt Edge Mine into production in lieu of previous financing arrangements with Repadre International Corporation ("Repadre") described below; to fund feasibility and permitting expenditures on sulfide reserves at Gilt Edge Mine; to fund exploration, property development and acquisition; and to fund the general working capital requirements of the Company. Included in plans for exploration and property development are plans to commence reverse circulation drilling at Stibnite Mine in an attempt to define additional reserves and extend the present mine life.

    On April 19, 1996, the Company completed an agreement to establish a Revolving Loan Agreement with Gerald Metals, Inc. for a $4.0 million seasonal line of credit. Interest will accrue at a rate of LIBOR plus 2.75% with the entire balance repayable within one year. The credit facility is collateralized by all the underlying assets of the Gilt Edge and Stibnite Mines and is guaranteed by the Company. At August 10, 1996, the Company had drawn $3.2 million of the credit facility.

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

    In order to minimize an adverse effect upon operations should gold prices fall in the future, the Company from time-to-time, enters into gold price protection agreements. At August 10, 1996, the Company had entered into various option contracts with a bullion dealer to deliver 10,000 ounces of gold at a minimum price of $395 per ounce and a maximum of $425 per ounce during the period from August 1, 1996 through December 31, 1996, and has agreed to deliver 9,000 ounces of gold at $390 and 1,920 ounces of gold at $385.30 per ounce under forward sales contracts which expire during the period from August 30, 1996 through January 31, 1997. Fluctuations in future gold prices could significantly impact the Company's future revenues.

    At June 30, 1996, the Company had working capital of $7.5 million primarily due to an increase in cash and inventory of $12.2 million since December 31, 1995, offset by an increase in accrued royalties and accrued reclamation costs of $1.8 million and an increase in the current portion of long-term debt of $3.1 million since December 31, 1995. The improvement in working capital from a deficit of $2.2 million at December 31, 1995 is a result of the private placement of Special Warrants.

    Cash used in operations was $4.7 million during the first half of 1996 compared to cash used in operations of $2.2 million during the same period of 1995. The increase in cash used in the first half of 1996 as compared to 1995 is primarily due to the increase in inventories and the decrease in accounts payable and accrued liabilities at June 30, 1996, when compared to balances at December 31, 1995.

    Cash used in investment activities during the first half of 1996 pertains to additions to plant, property and equipment, including development activities at Gilt Edge Mine and Stibnite Mine.

    Cash provided by financing activities during the first half of 1996 included approximately $13.5 million of proceeds, net of offering costs, from the sale of Special Warrants. The Company also repaid approximately $180,000 of its pro rata share of certain long-term debt obligations of Golden Reward L.P. In total the Company repaid borrowings of $394,711 during the first half of 1996.

    During the next three years, the Company anticipates that its aggregate costs for land holding, expansion of existing mining facilities, exploration on existing properties and obtaining new operating permits will approximate $9.6 million. The Company anticipates that these capital requirements will be funded from the proceeds of the sale of the Special Warrants sold in February, 1996 and from cash flows from operations. The Company also anticipates that it will meet its repayment obligations under two short-term borrowing arrangements of $4.36 million and under various long-term debt agreements principally from cash flows generated by operating activities.

    GILT EDGE MINE

    The Company recommenced operations at Gilt Edge Mine in the second quarter of 1996 through the development of the Anchor Hill oxide deposit which at December 31, 1995 consisted of 8.58 million tons of ore containing approximately 222,000 ounces of gold. Average gold recoveries are estimated to be 71.6% and average cash operating costs per ounce are expected to approximate $250 per ounce produced. Depreciation, including future development costs as noted below, is estimated to be $60 per ounce. Anchor Hill is expected to generate an operating profit over its four-year mine life.

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

    As of June 30, 1996, the investment in property, plant and equipment at Gilt Edge Mine approximated $8.2 million of which $1.7 million is attributed to the sulfide development potential of the property which is not currently subject to amortization. Based upon a $400 per ounce gold price, an independent engineering study and past operating experiences, the Company believes that mining and processing the Anchor Hill oxide deposit and the substantial sulfide deposit will generate sufficient operating margins to ensure the recovery of the Company's remaining investment in Gilt Edge Mine.

    STIBNITE MINE

    Operations at Stibnite Mine were suspended in 1993 and 1994 pending resolution of various permitting matters. The Company obtained the necessary permits to resume mining operations in July 1995 and to conduct mining activities through 1996. Operations subsequent to 1996 are subject to the completion of an EIS which is expected to be completed in May 1997.

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

    The Company's investment in mining assets at Stibnite Mine as of June 30, 1996 is approximately $6.6 million of which approximately $1.9 million has been attributed to the sulfide ore potential of the property and is not currently subject to amortization. Future depreciation will approximate $44 per ounce. Based upon a $400 per ounce gold price and its past operating experience, the Company believes Stibnite Mine's future operating margins should ensure the recovery of its remaining investment in mining assets.

    GOLDEN REWARD MINE

    Golden Reward Mine, is a partnership in which the Company has a 40% interest, with the remaining 60% interest being owned by two subsidiaries of Wharf Resources Ltd. ("Wharf"). Golden Reward Mine ceased mining activities in June 1996. The Company's share of estimated production in 1996 is expected to be approximately 10,500 ounces of gold at an average cash cost of $370 per ounce. Operations were ceased by Wharf earlier than originally expected due to higher strip ratios and lower ore grades than had been forecasted previously.

    In order to access additional reserves and mineralized materials, Golden Reward Mine will be required to relocate its existing crusher facility and reduce by approximately 25% its leach pad capacity or to acquire or otherwise compensate third parties to acquire or remove their facilities.

    On December 18, 1995 Wharf announced a write-down of its investment in the Golden Reward Mine due in part to "...increased uncertainties arising from the proximity of Golden Reward's unpermitted reserves to a ski hill..." Discussions have been ongoing for some time and have continued after the announcement by Wharf regarding the possible acquisition of the interests in the ski hill not currently owned by Golden Reward L.P. Based upon these and more recent discussions in which the Company has been a participant, the Company believes that a transaction to acquire certain property interests owned presently by the ski hill can be completed on economic terms. However, terms of any such transaction have not yet been agreed to with such owners, or between the Company and Wharf. If Golden Reward, L.P. is successful in acquiring these certain property rights, then its operating permits can be expanded to include certain ore reserves which when processed will enable the Company to fully recover its remaining investment in Golden Reward, L.P.

    The Golden Reward L.P. is actively pursuing the removal of encumbrances, including the aforementioned acquisition of certain property interests owned by the ski hill, and permitting of its proven and probable reserves, and the exploration and development of other mineable resources. The Company believes that Golden Reward L.P. will ultimately be successful in removing these encumbrances, obtaining permits to mine such reserves, and developing other mineable resources. Based upon gold prices of approximately $400 per ounce and past operating experience, the Company also believes that the Golden Reward Mine's future operating margins will be sufficient to recover Dakota's remaining investment in Golden Reward Mine of approximately $8.7 million at June 30, 1996. However, there are significant uncertainties which could affect the recoverability of the Company's investment in Golden Reward Mine, the outcome of which is not presently determinable. No adjustments for the effect of these uncertainties has been made to the Company's investment in mining assets at Golden Reward Mine. No assurance can be given that the Golden Reward L.P. will be successful in removing the encumbrances affecting the aforementioned resources. In such circumstances, the Company would be required to reduce its carrying value in Golden Reward Mine by approximately $7.1 million.

    The Company estimates that its share of future costs related to removing the encumbrances could be approximately $1 million, which costs may be paid out of the proceeds from the sale of the Special Warrants or from future operating cash flows if mining activities are permitted thereby extending the present mine life. Golden Reward L.P. will also be required to obtain new operating permits in order to mine certain of these encumbered reserves. The Company estimates that it will take between 9 and 15 months from commencement of the application process to obtain said permits. The Company's share of capital expenditures for development drilling of approximately $120,000 annually together with its share of project debt repayment obligations are expected to be paid from project cash flows.

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

RESULTS OF OPERATIONS - FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995

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

    REVENUES AND DIRECT OPERATING COSTS

    The Company recorded a consolidated net loss of $3.2 million, or $0.11 per share, for the second quarter of 1996, compared to a consolidated net loss of $1.7 million or $0.07 per share, during the second quarter of 1995. Year-to-date, the Company recorded a consolidated net loss of $4.1 million or $0.15 per share in 1996, compared to a loss of $2.95 million, or $0.12 per share in 1995. Of this loss, $1.7 million is attributed to the accrual at June 30, 1996 of future reclamation, mining, plant, services and royalty costs at Golden Reward pertaining to the hiatus in production as discussed previously.

    Shown below is the Company's share of metals sales (in ounces) for each respective quarter:





                                        Metal Sales            Metal Sales
                                     Three months ended     Six months ended(1)
                                           June 30,               June 30,
                                        1996      1995          1996      1995
                                        ----      ----          ----      ----
Ounces of gold sold:
  Cactus Mine (25%)                      271       215           355       591
  Gilt Edge Mine                       3,091         -         5,211         -
  Golden Reward Mine (40%)             3,886     3,579         7,455     8,423
  Stibnite Mine                        1,950         -         4,184         -
                                       -----     -----         -----     -----
                                       9,198     3,794        17,205     9,014
                                       -----     -----         -----     -----
                                       -----     -----         -----     -----

     (1) Precious metals production for each of the joint venture operations includes the Company's pro rata share.

     Operating results for the comparative periods ended June 30 are summarized in the following table:





                                                 Three months ended                  Six months ended
                                                      June 30,                          June 30,
                                                1996             1995             1996              1995
                                                ----             ----             ----              ----
Operating revenue                            $3,604,052       $1,480,343       $6,800,767       $3,447,788
                                              ---------        ---------        ---------        ---------
                                              ---------        ---------        ---------        ---------
Average net price per ounce of gold
realized                                     $      392       $      390       $      395       $      382
                                              ---------        ---------        ---------        ---------
                                              ---------        ---------        ---------        ---------

Average London PM fix per ounce of gold      $      382       $      388       $      382       $      383
                                              ---------        ---------        ---------        ---------
                                              ---------        ---------        ---------        ---------




                                                   Three months ended                 Six months ended
Mine, Mill and Administration(1)                         June 30,                         June 30,
                                                  1996            1995             1996              1995
                                                   ----            ----             ----              ----
  Gilt Edge Mine                              $  901,253       $1,249,933       $1,499,290       $1,925,182
  Golden Reward Mine                           1,405,005          756,152        2,646,197        1,966,299
  Stibnite Mine                                  594,021              671        1,376,807          143,416
      Cactus Mine                                123,302           72,540          147,265          185,004
                                              ----------       ----------       ----------       ----------
      Subtotal                                 3,023,581        2,079,296        5,669,559        4,219,901
Reclassified to holding and standby                    -       (1,249,933)               -       (1,925,182)
                                              ----------       ----------       ----------       ----------
      Total mine, mill and administration     $3,023,581       $  829,363       $5,669,559       $2,294,719
                                              ----------       ----------       ----------       ----------
                                              ----------       ----------       ----------       ----------
Average cash cost per ounce
    of gold sold(2)                           $      329        $     219       $      330       $      255
                                              ----------       ----------       ----------       ----------
                                              ----------       ----------       ----------       ----------




(1) Cash costs include mining, milling, project administration, on-property exploration, and all holding and standby costs.

    Overall, gold production and related operating revenues increased principally due to the recommencement of operations at Stibnite Mine in August 1995 after the successful completion of various permit matters. Leaching certain stockpiled ores at Gilt Edge Mine also contributed to higher production and operating revenues than reported during the first half of 1995. This increase was partially offset by a decrease in production at Golden Reward Mine due to inclement weather during January and February.

    Mine, mill and administrative costs increased 147% to $5,669,559 in the first half of 1996 when compared to the same period of 1995 after reclassification of all expenses at Gilt Edge Mine to holding and standby costs. Actual costs at Gilt Edge Mine decreased from 1995 to 1996 but the periods are not comparable because the mine was not operating during the first half of 1995. Costs at Stibnite Mine increased $1,233,391 during the first half of 1996 as a result of the recommencement of operating activities in July 1995. Increased costs at Golden Reward in 1996 relate primarily to waste removal. During 1995, based upon the estimated mine life, Golden Reward deferred excessive stripping costs associated with excess waste removal. No such deferral took place in 1996 due to the cessation of mining activities in June. Additionally, sales at Golden

Reward were lower in the first half of 1996, causing the average cash cost per ounce of gold sold to increase significantly. Costs at Cactus Mine are lower in the first half of 1996 than in the same period of 1995 and relate to wind-up and reclamation activities. Such costs will continue to decline in the future as final reclamation activities continue.

    The increase in depreciation, depletion and amortization in 1996 when compared to 1995 is due to an increase in the depletion rate at Golden Reward Mine resulting from a reduction in estimated recoverable reserves at December 31, 1995. Increases in depletion at Gilt Edge Mine and Stibnite Mine are attributable to units of production amortization as each mine sold ounces during the first half of 1996, while there were no sales for these mines during the first half of 1995.

    Royalties vary from mine-to-mine and within the specific area being mined in accordance with various agreements with landowners. As a percentage of revenues, royalty expenses have remained relatively flat. Effective in 1995, the State of South Dakota adjusted its methods for calculating severance taxes, the result of which was to significantly lower the effective rate. Overall, royalties and severance taxes generally relate directly to revenues earned. Therefore higher revenues in the first half of 1996 resulted in higher royalty and severance taxes than during the same period of 1995.

    Reclamation costs in the first half of 1996 pertain principally to the accrual of approximately $400,000 at June 30 due to the early shutdown at Golden Reward and the mining of Anchor Hill at Gilt Edge Mine, increasing by $781,178 to $956,379.

    General corporate costs increased in 1996 when compared to 1995 due to additions in staff, legal expenses, travel activities, and in the use of outside professional services incurred in connection with potential mine acquisitions. These increases are due, in part, to overall increases in corporate activity in the first half of 1996 compared to the same period of 1995.

    Investment income is higher in the first half of 1996 due principally to interest earned on higher cash balances available for investment purposes.


    Interest expense is slightly lower in 1996 due to lower vendor interest because of lower outstanding payable balances during the first half of the year. This is slightly offset by interest on the balance on the Revolving Loan Agreement with Gerald Metals, Inc. during the second quarter.

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

    ITEM 3 - DEFAULT UPON SENIOR SECURITIES
    None

    ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
    None

    ITEM 5 - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 11  Computation of Earnings Per Share
         Exhibit 27  Financial Data Schedule

    (b) The Company did not file a current report on Form 8-K during the quarter ended June, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

DAKOTA MINING CORPORATION




c/s Alan R. Bell                            Date          August 19, 1996
- - --------------------------------------           ------------------------
Alan R. Bell
President and Chief Executive Officer




c/s Robert R. Gilmore                       Date          August 19, 1996
- - --------------------------------------           ------------------------
Robert R. Gilmore
Vice President Finance
 and Chief Financial Officer