Form 10-Q
period 1996-09-30
DAKOTA MINING CORP
filed 1996-11-13
CIK 848448

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996
                                      or

[ ]  Transition Report Pursuant to Section 13 and 15(d) of The
     Securities Exchange  Act of 1934


                            Dakota Mining Corporation
             (Exact name of Registrant as specified in its charter)

     Canada                     0-17583                84-1094683
---------------         --------------------     ---------------------
(State or other         (Commission File No.)    (IRS Employer ID No.)
jurisdiction of
incorporation/organization)


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

Yes  X    No

Number of common shares outstanding on November 7, 1996 :35,479,742

                          DAKOTA MINING CORPORATION


                                   INDEX

                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM 1  CONDENSED CONSOLIDATED BALANCE SHEETS                   3
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS         4
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS          5
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS                                          6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                             9

PART II - OTHER INFORMATION                                    16
          ITEM 1 - LEGAL PROCEEDINGS                           16
          ITEM 2 - CHANGES IN SECURITIES                       16
          ITEM 3 - DEFAULT UPON SENIOR SECURITIES              16
          ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF
              SECURITY HOLDERS                                 16
          ITEM 5 - OTHER INFORMATION                           16
          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K            16

SIGNATURES                                                     17

                  DAKOTA MINING CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  (expressed in United States dollars)
                              (unaudited)

                                   September 30,    December 31,
                                       1996             1995
                                       ----            -----
                                ASSETS


Current assets
Cash                              $ 7,068,059        $2,260,025
Inventories                         7,791,313         3,821,176
Deferred stripping costs            1,248,684           667,956
Other current assets                  615,707           340,965
                                   ----------         ---------
                                   16,723,763         7,090,122

Property, plant and equipment, net 17,568,974        22,972,514
Other assets
Reclamation bonds                   4,667,888         3,577,475
Advance minimum royalties           2,037,491         2,007,260
Other                                  74,658           258,050
                                   ----------        ----------
                                  $41,072,774       $35,905,421
                                  ===========       ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable                   $ 5,700,231      $ 5,152,517
Accrued liabilities                  1,658,882        1,864,790
Reclamation costs                      555,274          576,500
Short-term borrowings                3,200,000        1,157,991
Current portion of long-term debt    1,277,642          565,546
                                     ---------        ---------
                                    12,392,029        9,317,344
Long-term liabilities
Long-term debt                         103,370          439,520
Accrued shut-down costs                981,766                -
Reclamation costs                    4,699,082        3,558,304
                                    ----------       ----------
     Total liabilities              18,176,247       13,315,168
                                    ----------       ----------
Shareholders' equity
Warrants                                63,134           87,500
Preference shares, without par value;
 20,000,000 shares authorized, none
 issued or outstanding
Common shares, without par value;
 unlimited shares authorized;
 35,479,742 issued and outstanding
 in 1996; 26,534,742 in 1995        52,808,412       38,906,595
Accumulated deficit                (29,663,142)     (16,064,270)
Cumulative translation adjustment     (311,877)        (339,572)
                                   -----------       ----------
     Total shareholders' equity     22,896,527       22,590,253
                                   -----------       ----------
                                   $41,072,774      $35,905,421
                                   ===========      ===========

 (See accompanying notes to condensed consolidated financial statements)

                       DAKOTA MINING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (expressed in United States dollars)
                              (unaudited)



                              Three months ended     Nine months ended
                          Sept.30,1996 Sept.30,1995 Sept.30,1996Sept.30,1995

Operating revenues           $9,064,863  $3,188,095  $15,865,630  $6,635,883
Operating costs
  Mine, mill and
  administration              7,839,230   1,641,072   13,508,789    3,935,791
  Depreciation and depletion  1,415,217     855,075    3,369,353    1,972,398
  Holding and standby costs           -   1,100,020    1,330,026    3,025,202
  Royalties and severance taxes 413,205     108,863      672,545      211,715
  Reclamation                   473,516     209,445    1,429,895      384,646
  Other                          22,878      38,428      111,716       94,034
  General corporate costs       464,442     336,149    1,303,265    1,007,126
                             ----------    --------    ---------   ----------
                             10,628,488   4,289,052   21,725,589   10,630,912
                             ----------   ---------   ----------   ----------
Operating loss              (1,563,625)  (1,100,957)  (5,859,959)  (3,995,029)
                             ---------    ---------    ---------    ---------
Other income (expense):
  Investment income             25,123       62,932      435,821      207,402
  Interest expense             (18,412)    (116,188)    (283,401)    (303,617)
  Property impairment       (7,922,116)           -   (7,922,116)           -
  Other                         32,803        7,191       30,782       (5,882)
                             ---------      -------    ---------     --------
                            (7,882,602)     (46,065)  (7,738,914)    (102,097)
                             ---------      -------    ---------     --------
Net loss                   $(9,446,227) $(1,147,022)$(13,598,873) $(4,097,126)
                            ==========    =========   ==========    =========
Net loss per common share  $     (0.27) $    ( 0.04)$      (0.45)  $    (0.16)
                            ==========    =========    =========    =========
Weighted average number of
  shares outstanding        35,477,394   26,255,413   30,037,331   25,012,663
                            ==========   ==========   ==========   ==========





(See accompanying notes to condensed consolidated financial statements)

                   DAKOTA MINING CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (expressed in United States dollars)
                              unaudited)


                                               Nine months ended
                                        Sept. 30, 1996  Sept. 30, 1995
                                        --------------  --------------

Cash provided by (used in)
Operating activities

Net loss                                   (13,598,873)     (4,097,126)
Add (deduct) non-cash items:
   Depreciation, depletion and amortization  3,369,353       1,972,398
   Property impairment                       7,922,116               -
Reclamation, holding and standby accrued     1,891,488         323,630
   Other                                      (117,216)        110,001
                                             ---------       ---------
                                              (533,132)     (1,691,097)

Net change in non-cash working
   capital items related to operations      (4,953,628)       (853,175)
                                             ---------       ---------
                                            (5,486,760)     (2,544,272)
                                             ---------       ---------
Investment activities
Additions to property, plant and equipment  (5,131,032)     (3,712,741)
Additions to reclamation bonds and
  other assets                                (962,667)     (1,312,400)
                                             ---------       ---------
                                            (6,093,699)     (5,025,141)
                                             ---------       ---------
Financing activities
Proceeds from exercise of Common Share
  Purchase Warrants                            340,397         587,867
Proceeds from the sale of special warrants  14,513,672       6,000,000
Special warrant offering costs paid           (976,616)       (492,301)
New borrowings                               3,230,000       1,360,571
Repayment of indebtedness                     (746,652)     (1,043,301)
                                            ----------       ---------
                                            16,360,801       6,412,836
                                            ----------       ---------
Effect of exchange rate on cash                 27,692               -
                                            ----------       ---------
Net change in cash                           4,808,034      (1,156,577)
Cash, beginning of period                    2,260,025       3,097,441
                                            ----------       ---------
Cash, end of period                        $ 7,068,059      $1,940,864
                                            ==========       =========





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

     The interim financial data are unaudited. However, in the opinion of management, all adjustments that are normal and recurring in nature have been made for a fair presentation of the financial position of the Company at September 30, 1996 and the results of operations for the interim periods presented. Results of operations for this period are not necessarily indicative of results to be expected for the full year. For a more thorough understanding of the Company's operations and financial position, these statements should be read with the audited financial statements and notes included with the Company's December 31, 1995 audited financial statements.

2.   Inventories and Deferred Stripping Costs

     On the dates indicated, inventories were comprised of the following:

                                    Sept. 30,  December 31,
                                      1996         1995
                                      ----         ----
     Bullion                    $  874,764     $1,290,231
     Heap leach                  6,652,400      2,244,420
     Materials and Supplies        264,149        286,525
                                 ---------      ---------
                                $7,791,313     $3,821,176
                                 =========      =========

3.   Borrowing Arrangements

     On April 19, 1996, the Company completed an agreement to establish a Revolving Loan Agreement with Gerald Metals, Inc. for a $4.0 million seasonal line of credit. Interest accrues at a rate of LIBOR plus 2.75% with the entire balance repayable within one year. The credit facility is collateralized by all the underlying assets of the Gilt Edge and Stibnite Mines and is guaranteed by the Company. At November 7, 1996, the Company had drawn $3.2 million of the credit facility.

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


5.   Ownership Interest in Golden Reward Mine

     The Company owns a 40% interest in Golden Reward Mine, with the remaining 60% interest being owned by two subsidiaries of Wharf Resources Ltd. ("Wharf"). The Company's proportionate share of the partnership's balance sheets as of September 30, 1996 and December 31, 1995 and statements of operations for each of the years indicated are as follows:

                                       September 30,  December 31,
                                            1996         1995
                                            ----         ----
     Balance sheets
     Current assets                   $1,052,523     $ 1,313,421
     Plant property and equipment      1,266,400      10,047,831
     Other assets                        473,590         464,193
                                       ---------      ----------
      Total assets                     2,792,513      11,825,445
                                       ---------      ----------
     Accounts payable and other
      current liabilities                646,652         428,777
     Current portion of long-term debt   364,400         364,400
     Long-term debt                       89,600         358,400
     Other long-term liabilities       1,879,834         370,701
                                       ---------      ----------
          Total liabilities            2,980,486       1,522,278
                                       ---------      ----------
                                    $   (187,973)    $10,303,167
                                       =========      ==========

                                Three months ended    Nine months ended
                                     Sept. 30,           Sept. 30,
                                   1996     1995       1996      1995
                                   ----     ----       ----      ----
   Statement of operations:
   Revenues                   $  754,936 $2,772,314 $3,715,499 $5,998,736
     Mine cash production
      costs                      192,088  1,318,549  2,860,796  3,317,670
     Royalties                    11,350     29,998    108,217     90,527
     Holding and standby costs         -          -  1,330,026          -
     Exploration                   6,238     26,902     59,754     75,227
     Reclamation                       -     99,977    639,496    158,983
     Depreciation and depletion  371,799    741,627  1,643,539  1,656,161
     Property impairment       7,922,116          -  7,922,116          -
                               ---------   --------  ---------  ---------
        Total production costs 8,503,591  2,217,053 14,563,944  5,298,568
                               ---------  --------- ----------  ---------
     Operating income (loss)  (7,748,655)   555,261 (10,848,445)  700,168
     Other income (expense)       (6,664)   (25,155)     33,184  (124,025)
                               ---------  ---------  ---------- ---------
                             $(7,755,319) $ 530,106 $10,815,261 $ 576,143
                               =========   ========  ==========  =========

     Based upon uncertainties arising from the proximity of certain unpermitted reserves to a ski hill, the operator of Golden Reward L.P. reflected in the financial statements of the partnership at December 31, 1995 and at September 30, 1996, an impairment of its investment in mineral properties relating to the Golden Reward Mine. The Company incorporated this write-down into its September 30, 1996 financial statements after Golden Reward L.P. failed to reach an agreement regarding the acquisition of certain surface rights owned by the ski hill.

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

     The Company's operating activities at Gilt Edge Mine were severely curtailed during 1995 pending receipt of various new operating permits. The Company received the necessary operating permits to recommence operations at Gilt Edge Mine on January 19, 1996.

     For the past three years, the Company has funded, and it is anticipated that it will continue to fund its operating losses, working capital requirements and capital needs primarily through the private placement of equity securities. On February 14, 1996, the Company issued and sold by way of private placement,
8.7 million Special Warrants at a price of Cdn$2.30 per Special Warrant representing gross proceeds to the Company of Cdn$20,010,000 (US$14,507,250). In June 1996, each Special
Warrant was exchanged into one Common Share and one-half of a Purchase Warrant for no additional consideration. Each whole Purchase Warrant entitles the holder thereof to acquire one Common Share until December 14, 1997 at an exercise price of Cdn$2.65. The Company paid commissions to certain underwriters in connection with the offering of Cdn.$1,000,500 (U.S. $725,400) or Cdn$.115 per Special Warrant and issued to such underwriters a warrant to purchase 200,000 Common Shares under the same terms and conditions as the Purchase Warrants.

     The proceeds from the private placement are being used and will continue to be used to fund capital expenditures required to bring the Anchor Hill deposit located at Gilt Edge Mine into production; to fund feasibility and permitting expenditures on sulfide reserves at Gilt Edge Mine; to fund exploration, property development and acquisition; and to fund the general working capital requirements of the Company.

     On April 19, 1996, the Company established a Revolving Loan Agreement with Gerald Metals, Inc. for a $4.0 million seasonal line of credit. Interest accrues at a rate of LIBOR plus 2.75% with the entire balance repayable within one year. The credit facility is collateralized by all the underlying assets of the Gilt Edge and Stibnite Mines and is guaranteed by the Company. At November 7, 1996, the Company had drawn $3.2 million of the credit facility.

     In order to minimize an adverse effect upon operations should gold prices fall in the future, the Company from time-to-time, enters into gold price protection agreements. At November 7, 1996, the Company had entered into various option contracts with a bullion dealer to deliver 4,000 ounces of gold at a minimum price of $395 per ounce and a maximum of $425 per ounce during the period from November 1, 1996 through December 31, 1996, and has agreed to deliver 4,500 ounces of gold at $390 per ounce under forward sales contracts which expire during the period from November 29, 1996 through January 31, 1997. Fluctuations in future gold prices could significantly impact the Company's future revenues.

     At September 30, 1996, the Company had working capital of $4.3 million primarily due to an increase in cash, inventory, and other assets of $9.6 million since December 31, 1995, offset by an increase in accounts payable of $600,000 and an increase in the current portion of long-term debt of $3.1 million since December 31, 1995. The improvement in working capital from a deficit of $2.2 million at December 31, 1995 is a result of the private placement of Special Warrants.

     Cash used in operations was $5.5 million during the first nine months of 1996 compared to cash used in operations of $2.5 million during the same period of 1995. The increase in cash used in the first nine months of 1996 as compared to 1995 is primarily due to the build-up in inventories at Gilt Edge mine due to recommencement of operations and at Stibnite mine which as of September 30 was in its mid-operating season. Cash was also used to decrease accounts payable and accrued liabilities at September 30, 1996 when compared to balances at December 31, 1995.

     Cash used in investment activities during the first half of 1996 pertains to additions to plant, property and equipment primarily for the expansion of additional heap leach facilities at Gilt Edge Mine and for exploration programs at both Gilt Edge Mine and Stibnite Mine.

     Cash provided by financing activities during the first nine months of 1996 included approximately $13.5 million of proceeds, net of offering costs, from the sale of Special Warrants. The Company also repaid approximately $270,000 of its pro rata share of certain long-term debt obligations of Golden Reward L.P. In total the Company repaid borrowings of $746,652 during the first nine months of 1996.

     During the next three years, the Company anticipates that its aggregate costs for land holding, expansion of existing mining facilities, exploration on existing properties and obtaining new operating permits will approximate $6.5 million. The Company anticipates that these capital requirements will be funded from the proceeds of the sale of the Special Warrants sold in February, 1996 and from cash flows from operations. The Company also anticipates that it will meet its repayment obligations under two short-term borrowing arrangements of $4.1 million and under various long-term debt agreements principally from cash flows generated by operating activities.

     On October 3, 1996 the Company signed an agreement to merge with Ariel Resources Ltd. Under the terms of the agreement, Ariel shareholders will receive one Dakota share for every two shares of Ariel held and Ariel will become a wholly-owned subsidiary of Dakota. The transaction is subject to required regulatory approvals, the approval of Ariel shareholders, court approval, completion of due diligence by both parties and certain other conditions. After completion of the transaction, the Company will be operated by the current management team at Dakota.

     Ariel holds a 55 sq. km. concession in the northern part of the "Costa Rican Gold Belt," which is a 100 km long northwesterly-trending belt that includes over 60 known gold properties. Historically, Ariel's holdings have produced more than 1.6 million ounces of gold. Ariel is currently Costa Rica's largest gold producer with three underground mines. This year Ariel's combined production is expected to exceed 15,000 ounces of gold at a cash cost of US $200 per ounce. Open pit operations are expected to begin in the near future and should lead to a steady rise in gold output, reaching the 80,000 ounce per year plateau by 1999. At present, Ariel reports proven, probable and mineable reserves of 634,000 ounces of gold and a gold resource of 376,900 ounces. The Company expects to complete due diligence on this project by the end of November.

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

     The Company has all requisite state and county operating permits to allow for the development of the Anchor Hill oxide deposit. The ultimate Anchor Hill open pit design contemplates that approximately 37 acres of public lands will be disturbed, principally for pit wall layback and waste removal. Accordingly, the Company is required to complete an Environmental Impact Statement ("EIS"). Management now expects to finalize the EIS during the first quarter of 1997. Mining activities from Anchor Hill can be conducted for approximately two years prior to any disturbance of public lands. Completion of the EIS is expected to cost approximately $165,000.

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

     As of September 30, 1996, the investment in property, plant and equipment at Gilt Edge Mine approximated $9.5 million of which $1.7 million is attributed to the sulfide development potential of the property which is not currently subject to amortization. Based upon a $400 per ounce gold price, an independent engineering study and past operating experiences, the Company believes that mining and processing the Anchor Hill oxide deposit and the substantial sulfide deposit will generate sufficient operating margins to ensure the recovery of the Company's remaining investment in Gilt Edge Mine.

     Stibnite Mine

     Operations at Stibnite Mine were suspended in 1993 and 1994 pending resolution of various permitting matters. The Company obtained the necessary permits to resume mining operations in July 1995 and to conduct mining activities through 1997. Operations subsequent to 1997 are subject to the completion of an EIS which is expected to be completed in May 1997.

     The Company has identified sufficient mineralized oxide materials at Stibnite Mine to conduct operations at or above historic annual production rates of approximately 32,000 ounces of gold during 1996 and 1997 and has drill indicated mineralized material which management believes will allow for several additional years of operations. The drill indicated areas will require further development drilling at a cost of approximately $300,000 per year. Drilling activities, including reverse circulation drilling to further delineate the prospects, will be financed from the proceeds of the sale of Special Warrants.

     As in the past, the Company has hired an outside contractor to conduct all 1996 mining activities. All production facilities necessary to conduct operations are in place and only minimal refurbishment and maintenance is required to continue operations.

     On July 10, 1995, the Company entered into a voluntary Administrative Order of Consent with EPA regarding (the "Meadow Creek Plan") an historic smelter tailings repository at Stibnite Mine which existed prior to the Company's activities. Approximately 50% of the work under the Meadow Creek Plan was completed in 1995. Management estimates that approximately $400,000 of costs will be incurred in each of 1996 and 1997 in order to complete the Meadow Creek Plan. Such costs will be funded from operating cash flows. The Company has apprised previous owners and operators of the property of the Meadow Creek Plan and believes that a substantial portion of such reclamation costs may be recoverable from these parties.

     On September 11, 1996 the Company received a Notice of
Potential Liability and Conduct of Removal Action from the United

States Environmental Protection Agency pertaining to certain remediation activities at an historic mine sight, located on certain lands once leased by the Company. The Company never conducted operations at this sight and no longer owns any interest in the leases pertaining to this property. The EPA estimates a total cost of $940,000.00 for its action. However, the Company cannot presently determine the extent of its liability, or whether any liability actually exists.

     The Company's investment in mining assets at Stibnite Mine as of September 30, 1996 is approximately $6.6 million of which approximately $1.9 million has been attributed to the sulfide ore potential of the property and is not currently subject to amortization. Future depreciation will approximate $44 per ounce. Based upon a $400 per ounce gold price and its past operating experience, the Company believes Stibnite Mine's future operating margins should ensure the recovery of its remaining investment in mining assets.

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

     Based upon uncertainties arising from the proximity of certain unpermitted reserves to a ski hill, the operator of Golden Reward Mine reflected in the financial statements of the partnership at December 31, 1995 and at September 30, 1996, an impairment of its investment in mineral properties relating to the Golden Reward Mine. The Company incorporated its prorata share of this write-down into its September 30, 1996 financial statements after Golden Reward L.P. failed to reach an agreement regarding the acquisition of certain surface rights owned by the ski hill. The write-down approximated $7.9 million. During the second quarter of 1996, the Company had previously recorded a shut-down accrual of approximately $1.7 million for its share of future shut-down and reclamation costs.

Other Environmental Matters

     In connection with its mining and milling activities, the Company is required to comply with various federal, state and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company believes that it has obtained, or is taking the steps necessary to obtain, such environmental permits, licenses or approvals required for its operations. Management is not aware of any material violations of environmental permits, licenses or approvals issued with respect to the Company's operations other than the DENR Order issued to the Company in respect of the Gilt Edge Mine by the South Dakota DENR. See "Liquidity and Capital Resources" above.

     Environmental laws and regulations may be enacted and adopted in the future which may have an impact upon the Company's operations. The Company cannot now accurately predict or estimate the impact of any such future laws or regulations on its operations.

Results Of Operations - For the Periods Ended September 30, 1996
and 1995

     Revenues and Direct Operating Costs

     The Company recorded a consolidated net loss of $9.4 million, or $0.27 per share, for the third quarter of 1996, compared to a consolidated net loss of $1.1 million or $0.04 per share, during the third quarter of 1995. Year-to-date, the Company recorded a consolidated net loss of $13.6 million or $0.45 per share in 1996, compared to a loss of $4.1 million, or $0.16 per share in 1995. Included in this loss is a $7.9 million nonrecurring charge to reduce the Company's carrying value of its investment in the Golden Reward mine to its salvage value. Also included in the year-to-date loss is an accrual of $1.7 million representing future reclamation, mining, plant, services and royalty costs at Golden Reward pertaining to the hiatus in production as discussed previously.

     Shown below is the Company's share of metals sales (in ounces) for each respective quarter:

                                Metal Sales        Metal Sales
                             Three months ended Nine months ended
                                 Sept. 30,           Sept.30,
                              1996        1995     1996     1995
                              ----        ----     ----     ----
Ounces of gold sold
    Cactus Mine (25%)            89        576       444    1,167
    Gilt Edge Mine            9,925      2,308    15,136    2,308
    Golden Reward Mine (40%)  2,040      7,218     9,495   15,641
    Stibnite Mine            11,399        510    15,583      510
                             ------     ------    ------   ------
                             23,453     10,612    40,658   19,626
                             ======     ======    ======   ======

[FN]
          (1) Precious metals production for each of the joint venture operations includes the Company's pro rata share.

     Operating results for the comparative periods ended
September 30 are summarized in the following table:

                              Three months ended  Nine months ended
                                Sept. 30,             Sept. 30,
                            1996        1995       1996          1995
Operating revenue        $9,064,863  $4,074,321(1) $15,865,630 $7,522,109(1)
                          =========   =========     ==========  =========
Average net price per
  ounce of gold realized $   386.52  $   383.94     $   390.23  $  383.28
                          =========   =========      =========   ========
Average London PM fix per
 ounce of gold           $   385.00  $   385.00     $   392.00  $  384.00
                          =========   =========      =========   ========

                              Three months ended  Nine months ended
                                 Sept. 30,              Sept.30,
Mine, Mill and Admin(2)        1996       1995      1996       1995
                               ----       ----      ----       ----
  Gilt Edge Mine            $3,127,759  $1,956,966  $4,627,049 $3,882,148
  Golden Reward Mine           214,599   1,255,450   2,860,796  3,221,749
  Stibnite Mine              4,410,133     186,602   5,786,940    330,018
  Cactus Mine                   86,739     199,020     234,004    384,024
                             _________   _________   _________  _________
     Subtotal                7,839,230   3,598,038  13,508,789  7,817,939
Reclassified to holding
and standby                          -  (1,956,966)          - (3,882,148)
                             _________   _________  __________ __________
  Total mine, mill and
   administration           $7,839,230  $1,641,072 $13,508,789 $3,935,791
                             =========   =========  ==========  =========
Average cash cost per ounce
 of gold sold               $   334.26  $   198.00  $   332.26 $   227.00
                             =========   =========   =========  =========

[FN]
(1) Operating revenues for 1995 do not include the reclassification of revenues to holding and standby costs.
(2) Cash costs include mining, milling, project administration, on-property exploration, and all holding and standby costs.

     Overall, gold production and related operating revenues increased due to the recommencement of operations at Stibnite Mine in August 1995 after the successful completion of various permit matters. Recommencement of operations at Gilt Edge mine in the second quarter of 1996 and the leaching of certain stockpiled ores also contributed to higher production and operating revenues than for the same period of 1995. This increase was partially offset by a decrease in production at Golden Reward Mine due to inclement weather during January and February and the cessation of operations in June.

     Mine, mill and administrative costs increased by $9,572,998 to $13,508,789 in the first nine months of 1996 when compared to the same period of 1995. Costs at the Gilt Edge and Stibnite Mines are significantly higher during the first nine months of 1996 than for the same period of 1995, but the periods are not comparable because neither mine was operational during the first half of 1995. Costs at Golden Reward are slightly lower for the first nine months of 1996 due to the cessation of mining activities in June, 1996. Costs at Cactus Mine are lower in the first half of 1996 than in the same period of 1995 and relate to wind-up and reclamation activities. Such costs will continue to decline in the future as final reclamation activities continue.

     The increase in depreciation, depletion and amortization in 1996 when compared to 1995 is due to an increase in the depletion rate at Golden Reward Mine resulting from a reduction in estimated recoverable reserves at December 31, 1995. Increases in depletion at Gilt Edge Mine and Stibnite Mine are attributable to units of production amortization as each mine sold significantly more ounces during the first nine months of 1996 than during the same period of 1995.

     Royalties vary from mine-to-mine and within the specific area being mined in accordance with various agreements with landowners. As a percentage of revenues, royalty expenses have remained relatively flat. Effective in 1995, the State of South Dakota adjusted its methods for calculating severance taxes, the result of which was to significantly lower the effective rate. Overall, royalties and severance taxes generally relate directly to revenues earned. Therefore higher revenues in the first nine months of 1996 resulted in higher royalty and severance taxes than during the same period of 1995.

     Reclamation costs in the first nine months of 1996 pertain principally to the accrual of approximately $400,000 through September 30 due to the early shutdown at Golden Reward and the mining of Anchor Hill at Gilt Edge Mine, increasing by $1,045,249 to $1,429,895.

     General corporate costs increased in 1996 when compared to 1995 due to additions in staff, legal expenses, travel activities, and in the use of outside professional services incurred in connection with potential mine acquisitions. These increases are due, in part, to overall increases in corporate activity in the first nine months of 1996 compared to the same period of 1995.

     Investment income is higher in the first nine months of 1996 due principally to interest earned on higher cash balances available for investment purposes.

     Interest expense is slightly lower in 1996 due to lower vendor interest because of lower outstanding payable balances during 1996. This is slightly offset by interest on the balance on the Revolving Loan Agreement with Gerald Metals, Inc. during the second and third quarters.

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

     ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     None

     ITEM 5 - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibit 11     Computation of Earnings Per Share
                    Exhibit 27     Financial Data Schedule

               (b) The Company did not file a current report on Form 8-K during the quarter ended September, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dakota Mining Corporation




 c/s Alan R. Bell                       Date November 7, 1996
--------------------------                   ----------------
Alan R. Bell
President and Chief Executive Officer




c/s Robert R. Gilmore                   Date November 7, 1996
-------------------------                   ----------------
Robert R. Gilmore
Vice President Finance
 and Chief Financial Officer