Form 10-K
period 1996-12-31
DAKOTA MINING CORP
filed 1997-03-31
CIK 848448

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996

                                                         OR

[    ]  Transition  Report  Pursuant  To Section  13 or 15(d) of the  Securities
          Exchange Act of 1934

                         Commission File Number 0-17583

                            Dakota Mining Corporation
             (Exact name of registrant as specified in its charter)

      Canada                                   84-1094683
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)           Identification No.)


410 Seventeenth Street, Suite 2450
        Denver, Colorado                                  80202
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (303) 573-0221

               Securities registered pursuant to Section 12(b) of
                                        the Act:

                                                   Name of each exchange
              Title of each class           on which each class is registered
         Common Shares, No Par Value              American Stock Exchange
                                                 The Toronto Stock Exchange
                                                    Berlin Stock Exchange
                                                  Frankfort Stock Exchange

               Securities registered pursuant to Section 12(g) of
                         the Act:
                                      none
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the Registrant was $48.8 million as at March 21, 1997.

Number of shares outstanding at March 21, 1997:               35,479,472

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Management Information Circular and Joint Proxy Statement (Registration No.333-23453) ("Joint Proxy Statement") for Registrant's 1997 Annual and Special Meeting of Shareholders to be held May 22, 1997 are incorporated by reference into Part III of this Form 10-K.




                                                 TABLE OF CONTENTS


PART I............................................................................................................4

         ITEM 1:  BUSINESS........................................................................................4
         ITEM 2:   PROPERTIES....................................................................................10
         ITEM 3: LEGAL PROCEEDINGS...............................................................................19
         ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................19

PART II..........................................................................................................19

         ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................19
         ITEM 6: SELECTED FINANCIAL DATA.........................................................................21
         ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........22
         ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................35
         ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE...........55

PART III.........................................................................................................55


PART IVI.........................................................................................................55

         ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................55

GLOSSARY OF CERTAIN MINING TERMS.................................................................................58


SIGNATURES.......................................................................................................61


On March 21, 1997 the noon buying rate in New York City for cable transfers in Canadian dollars, as certified by the Federal Reserve Bank of New York, was US$1.00 = Cdn$1.382. The noon rate for the United States dollar in Canada on March 21, 1997 as reported by the Bank of Canada, was US$1.00 = Cdn$1.3799.

All dollar amounts are expressed in currency of the United States unless otherwise stated.

PART I

Reference is made to the glossary beginning on page 57 of this Annual Report on Form 10-K with respect to the definitions of certain mining terms used herein.

ITEM 1:  BUSINESS

General

         The principal business office of the Registrant, Dakota Mining Corporation (the "Company", "Registrant" or "Dakota"), is located at Suite 2450, 410 Seventeenth Street, Denver, Colorado 80202 and its telephone number is (303) 573-0221. The registered and records office of the Company is located at Suite 1700, 1030 West Georgia Street, Vancouver, British Columbia V6E 2Y3.

         The Common Shares of the Company trade on the American Stock Exchange ("AMEX") and The Toronto Stock Exchange ("TSE") under the trading symbol "DKT" and on the Berlin and Frankfort Stock Exchanges under the trading symbol "DMC". Under the rules of the TSE, the Company was granted "senior issuer" status in May of 1989. A senior issuer is a company which is exempt from section 19.09 of the General By-law of the TSE. Section 19.09 of the General By-law requires all non-exempt companies to give prompt notice to the TSE of any proposed material change in the business or affairs of the company.

         Dakota was formed as a result of an amalgamation of Brohm Resources Inc. and MFC Mining Finance Corporation under the provisions of The Company Act (British Columbia) effective August 2, 1988. Under the terms of the amalgamation, Dakota was renamed MinVen Gold Corporation. On December 16, 1988, Dakota was continued under the Canada Business Corporations Act (the "CBCA").

         On September 13, 1993, the shareholders of Dakota approved a recapitalization of Dakota's outstanding common shares as part of an arrangement structured as a plan of arrangement (the "Arrangement") under Section 192 of the CBCA. As a part of the Arrangement, all of the common shares of Dakota outstanding as of September 15, 1993 (the "Old Common Shares") were exchanged for new Common Shares no par value ("Dakota Common Shares"), and common share purchase warrants ("Arrangement Warrants") and the name of MinVen Gold Corporation was changed to Dakota Mining Corporation.

         Under Canadian GAAP, the Arrangement was accounted for as a financial reorganization utilizing "fresh start" accounting. Generally, prior period figures are not included in the financial statements of an enterprise that has comprehensively revalued its assets and liabilities as a result of a financial reorganization. This is consistent with the concept that the enterprise is starting anew using a "fresh start" basis of accounting. Accordingly, results of operations and cash flow activities prior to September 15, 1993, the effective date of the Arrangement, have not been included in the consolidated statements of operations and cash flows as of December 31, 1993, rather these consolidated financial statements are limited to the post-Arrangement period commencing September 16, 1993.

         On February 5, 1997, Dakota entered into a Merger Agreement (the "Merger Agreement") with USMX, Inc. ("USMX"). Under the terms of the Merger Agreement, holders of USMX Common Stock will receive one Dakota Common Share for every 1.1 share of USMX Common Stock and USMX will become a wholly-owned subsidiary of Dakota. In connection with the transaction, Dakota will issue approximately 14.7 million Dakota Common Shares to existing USMX stockholders. The Dakota Common Shares had an approximate market value of $23.2 million or $1.58 per share, based upon an average trading price for Dakota's Common Shares for a reasonable period before and after the Merger was announced. Dakota will account for the Merger as a "purchase". Based upon the opinion of an independent major accounting firm, Dakota anticipates that the Merger will not be taxable to Dakota and should not be taxable to shareholders of Dakota or USMX. Completion of the Merger remains subject to shareholder approval, review by regulatory authorities, and other customary conditions. Dakota expects to complete the Merger in May, 1997.


         The following chart sets forth Dakota's corporate structure including all material subsidiaries and their respective jurisdictions of incorporation.


   Chart showing corporate structure including all material subsidiaries and their respective jurisdictions of incorporation.




Dakota carries out its operations through its direct and indirect wholly-owned subsidiaries as noted above.

Business of Dakota

         Dakota is engaged in the business of investing in and operating precious metals mining projects, producing gold and silver and exploring for, acquiring and developing precious metals properties throughout the world. Dakota currently has 100% interest in Gilt Edge Mine located near Deadwood, South Dakota, a 40% interest in Golden Reward Mine located near Lead, South Dakota and a 100% interest in Stibnite Mine located in Valley County, Idaho.






"Map Showing Dakota Producing Mines"



         Dakota also has a 25% interest in Cactus Mine located near Lancaster, California. The entire ore deposit at Cactus Mine has been mined and while gold recovery occurred throughout 1996 in connection with heap leach neutralization activities, Cactus Mine is not expected to significantly affect future operations of Dakota.

         Dakota currently holds limited interests in certain other mining claims, mineral claims and Crown granted mineral claims in British Columbia. Although no work programs with respect to these existing claims are currently under way, Dakota continues to seek the acquisition of additional mineral interests outside of the United States.

         Reference is made to Item 2: Properties for discussion of operating activities during 1996 on a mine-by-mine basis.

Business Conditions

         Nature of Mineral Exploration and Production. Exploration for and, if warranted, production of minerals is highly speculative and involves greater risks than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these minerals on the basis of available technology. Moreover, short-term factors relating to the ore reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may impair the profitability of a mine in any particular accounting period. Mining operations are also subject to a number of other hazards and risks such as encountering unusual or unexpected formations, environmental pollution, industrial accidents, rock movements and flooding, many of which cannot be insured against.

         Project Development. Dakota from time to time engages in the development of new ore bodies. The ability of Dakota to sustain or increase the present level of gold production is dependent in part on the successful development of such new ore bodies and/or expansion of existing mining operations. The economic feasibility of any such development project, and all such projects collectively, is based on, among other things, estimates of reserves, metallurgical recoveries, capital and operating costs of such projects and future gold prices. Development projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

         Development projects have no operating history upon which to base estimates of future cash operating costs and capital requirements. In particular, estimates of reserves, metal recoveries and cash operating costs are to a large extent based on the interpretation of geologic data obtained from drill holes and other sampling techniques and feasibility studies which derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns initially estimated.

         Exploration. Mineral exploration, particularly for gold, is highly speculative in nature, involves many risks and frequently is unsuccessful. There can be no assurance that exploration efforts will result in the discovery of gold mineralization. If reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change.

         Competition and Scarcity of Mineral Lands. Although many companies and individuals are engaged in the mining business, including large established mining companies, there is a limited supply of desirable mineral lands available for claim staking, lease or other acquisition in the United States and other areas where Dakota contemplates conducting exploration and/or production activities. Dakota may be at a competitive disadvantage in acquiring suitable mining properties as they must compete with other individuals and companies, many of which have greater financial resources and larger technical staffs than Dakota.

         Government Regulation. Dakota's mining operations are subject to various laws and regulations concerning prospecting, developing, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, environmental protection, mine safety and other matters. Dakota seeks to make good faith efforts to comply with all applicable laws and regulations.

         Environmental Matters. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to Dakota's ownership of a property. Insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available at a reasonable price to companies within the industry. To the extent Dakota is subject to environmental liabilities, the payment of such liabilities would reduce funds otherwise available to the company and could have a material adverse effect on the company.

         In the context of environmental compliance and permitting, including the approval of reclamation plans, Dakota must comply with standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted, constructed and operated and how stringently the regulations are implemented by the applicable regulatory authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that a company would not proceed with the development of a project or the operation or further development of a mine. Laws, regulations and regulatory policies involving the protection and remediation of the environment are constantly changing at all levels of government and are generally becoming more restrictive and the costs imposed on the development and operation of mineral properties are increasing as a result of such changes. Dakota has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

         The Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations under the Resource Conservation and Recovery Act ("RCRA"). Of particular concern to the mining industry is a proposal by the EPA titled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive federal regulation of the entire mine site. Many of these requirements would be duplicative of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II as proposed, the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

         Mining companies in the United States are also subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on Dakota of these revisions is not clear at this time. Environmental laws and regulations enacted and adopted in the future may have a significant impact upon Dakota's future operations.

          Reclamation plans which are approved by various environmental regulatory authorities are subject to on-going review and modification. Although Dakota believes that the reclamation plans developed and implemented for its mine sites are reasonable under current conditions, any future re-determination of reclamation conditions or requirements could significantly increase Dakota's costs of implementation of such plans.

         Mining Risks and Insurance. The business of gold mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, the encounter of unusual or unexpected geological conditions, slope failures, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. Dakota maintains insurance against risks that are typical in the gold mining industry and in amounts that Dakota believes to be reasonable, but which may not provide adequate coverage in certain unforeseen circumstances. Insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) is not generally available to Dakota or to other companies within the industry.

         Proposed Changes in Mining Laws. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended, to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of March 21, 1997, no such bills had been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new federal reclamation, environmental control and other restoration requirements. Recently, the Secretary of the Interior directed the Bureau of Land Management to form a task force to prepare and publish for public comment revisions to the hardrock mining surface management regulations implemented in 1981. The Secretary suggested that such revised regulations address implementation of a technology based standard in conduct of hardrock mining, development of performance standards for hardrock mining and reclamation, increasing regulation of operations of less than five acres, and increasing coordination with state regulators. As of March 21, 1997, no such bills have been passed or regulations proposed or promulgated.

         Need for Substantial Capital. The business of precious metals mining requires very large capital expenditures in advance of anticipated revenues from operations. There is no assurance that Dakota will be able to obtain all of the financing that it requires on acceptable terms and conditions.

         Fluctuation in the Price of Gold. Because Dakota's revenues are or will be derived primarily from the sale of gold, Dakota's earnings are directly related to gold prices. Gold prices fluctuate widely and are affected by numerous factors beyond Dakota's control, including expectations for inflation, the relative exchange rate of the dollar, global and regional demand, political and economic conditions, expectations for inflation and production costs in major gold producing regions including South Africa and Russia. In addition, gold prices have on occasion been subject to very rapid short-term changes due to speculative activities of investors. Gold prices are also affected by world-wide production levels, which have increased in recent years. Market price fluctuations of gold may render uneconomic the mining of mineral deposits containing relatively lower grades of mineralization.

         Uncertainty of Title. Certain of Dakota's mining properties are unpatented mining claims, and Dakota has only possessory title with respect to such properties. The validity of unpatented mining claims is often uncertain and may be contested. Although Dakota has attempted to acquire satisfactory title to its properties, Dakota, in accordance with mining industry practices, has not obtained title opinions and title insurance, with the attendant risk that title, particularly on undeveloped properties, may be defective.

         Dividend Policy. No dividends have been paid by Dakota to date. For the foreseeable future, it is anticipated that Dakota will use earnings to finance its growth and that dividends will not be paid to shareholders.

         Joint Ventures. Some of the mines in which Dakota owns an interest are operated through joint ventures with other mining companies. Any failure of such other companies to meet their obligations to Dakota or to third parties could have a material adverse effect on the joint ventures.


         Permitting Matters. The ultimate Anchor Hill open pit design at Dakota's Gilt Edge Mine contemplates that approximately 37 acres of public lands will be disturbed, principally for pit wall layback and waste removal. Accordingly, Dakota is required to complete an Environmental Impact Statement (the "Gilt Edge EIS"). Dakota now expects to finalize the Gilt Edge EIS by the Spring of 1997. If, however, the Gilt Edge EIS is not completed in a timely manner, Gilt Edge Mine operations scheduled to commence in 1998 will be delayed.

         Operations at Stibnite Mine after 1997 are subject to the completion of an Environmental Impact Statement (the "Stibnite EIS"). Completion of the Stibnite EIS was delayed during 1996 as a result of prioritizing completion of the development of the Meadow Creek Plan. Dakota now expects the EIS to be completed in the fall of 1997. If, however, the Stibnite EIS is not completed in a timely manner, Stibnite Mine operations scheduled to commence in 1998 will be delayed.

         Sources and Availability of Raw Materials. Dakota uses several reagents in the processes of extracting gold and silver. Dakota believes that these reagents will continue to be available from a number of sources at acceptable prices.

         Patents, Trademarks, Licenses, Franchises, Concessions, and Government Contracts. Dakota does not own any patents, trademarks, licenses, franchises or concessions, except mining interests granted by governmental authorities and private landowners. No portion of its business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of any government.

         Seasonality. All of the open-pit facilities in which Dakota has an interest are seasonal operations that are not able to operate or operate at reduced rates during the winter months.

         Major   Customers.   Sales  of  gold  and  silver  (dore)  bullion  and
concentrates derived from Dakota's mines are made through open-market transactions to unaffiliated companies. Because of the nature of the precious metals markets, Dakota believes that the loss of any one of these customers would not affect its business.

         Employees. At December 31, 1996, Dakota employed 81 employees directly, including 9 persons at its executive offices. Another 15 persons are employed indirectly through Dakota's joint venture operations at Cactus and Golden Reward Mines. All projects are operated using non-union labor.

ITEM 2:   PROPERTIES

         Reference hereafter, is occasionally made to sulfide or oxide ore deposits. Sulfide ores are mineralized rock in which much of the gold is contained in sulfide. Such sulfide ore deposits are generally mined and processed by means of crushing the ore into fine particles and floating the particles in a solution to separate the gold. This process is capital intensive and often not an economic means of processing lower grade ore bodies.

         Oxide ore deposits are sulfide deposits that have been oxidized. Unlike sulfide deposits, gold can be extracted from oxide deposits through the use of cyanide heap leaching solutions. Because cyanide heap leaching is generally a less expensive process than crushing and floating sulfide ores, lower grade ore bodies can be more economically mined. For this reason, Dakota has incurred costs to investigate methods of treating sulfide deposits to render them amenable to cyanide leaching processing. See "Properties - Gilt Edge Mine - Sulfide Deposit." Each ore body has unique metallurgical characteristics, and oxide and sulfide ores are commonly intermingled.

         Gilt Edge Mine.  Gilt Edge Mine is a year round open pit heap  leaching
operation.   The  following  table  sets  forth  certain  historical  production information for Gilt Edge Mine:


                                                  1996           1995           1994          1993             1992
                                                  ----           ----           ----          ----             ----

Ore crushed (thousands of tons)                  1,583            572              -             -              773

Average grade gold (ounces/tons)                 0.023          0.043              -             -            0.056

Average recovery (%)                             72.8%          39.6%              -             -            60.0%

Ounces produced

         Gold                                   26,150          9,748          2,374         9,423           26,836

         Silver                                 38,223         19,436          5,670        18,524           45,201

Per ounce of gold sold

         Cash Cost ($)                            $439           -(1)           -(1)          $301             $308

         Total Cost ($)                           $500           -(1)           -(1)          $366             $381


(1) During 1994 and through to August 1995, Gilt Edge Mine was on stand-by pending the issue of operating permits for new mining areas. All costs incurred in this period to care for and maintain the mine and production facilities have been categorized as "stand-by costs". All proceeds from the sale of gold and silver during this period were used to offset stand-by costs. Cost per ounce figures are not meaningful.




          General. Dakota owns 100% of Gilt Edge Mine. Gilt Edge Mine is located near Deadwood, South Dakota, approximately 40 miles from Rapid City, South Dakota, where there is scheduled commercial airline service. Access to the property is from Highway 385 on a secondary road maintained by the county. Gilt Edge Mine is located within the Black Hills National Forest on private land that is leased from various unaffiliated third parties. Unless production is continuing or the leases are otherwise extended, such leases expire at various times through 2012. The property consists of 308 patented and 323 unpatented claims covering approximately 7,725 acres.

          Ownership of the mineral rights under certain lease agreements is transferable to Dakota upon payment of an aggregate of $3.67 million, of which $1.3 million has been paid to date. Current production royalties of approximately 2% with annual minimum royalty payments of approximately $228,200 are paid to parties dealing at arm's length with Dakota. All current production royalty payments are applied to the $3.67 million lease buy-out price noted above.

          Pursuant to an agreement between Dakota and Repadre International Corporation ("Repadre") dated March 8, 1995, Repadre has a 1-3/4% royalty interest in certain properties and a 3/4% royalty interest in the other properties at Gilt Edge Mine in consideration for having made a credit facility available to Dakota. These royalties are in addition to the 2% production royalties described above.

         All mining, hauling and road maintenance at Gilt Edge Mine is performed by a mining contractor.

         Conventional open-pit mining methods are used with ores processed through a heap-leach processing facility. The Gilt Edge Mine site includes one planned open-pit mine known as Anchor Hill and two historic open-pit mines, a 7,000 ton per day crushing plant, a 14 acre heap leach pad, a 1,000 gallon per minute Merrill-Crowe zinc precipitation processing plant, solution storage facilities and ancillary facilities including two water treatment processing plants, laboratory, warehouse, pump house, maintenance shops, and administrative buildings. The plant and equipment are in good condition and are adequately maintained.

         Anchor Hill Oxide Deposit. As of January 1996, Dakota had obtained all requisite state and county permits required for the initial development of the Anchor Hill oxide deposit. Gold production from this deposit commenced in April 1996. Based on presently established proven and probable reserves and planned mining rates, the Anchor Hill deposit will produce gold for approximately three years. Dakota is also conducting site exploration and development drilling activities in order to enlarge the presently known oxide reserves. Refer to "Reserves" below. Several promising targets have been identified and gold mineralizations have been confirmed. Dakota expects to expend approximately $500,000 per year over the next three years in connection with this program.

         Sulfide Deposit. Since 1989, Dakota has been evaluating the possibility of mining the large sulfide deposit which has been fully delineated and lies directly beneath the two open pits which were mined prior to 1992.

         In September 1992, following laboratory tests conducted by Dakota on mineralization from Gilt Edge Mine showing that the sulfide mineralization responded to conventional cyanide leaching, a bulk heap leach test of the material was instituted. A 42,000 ton bulk sample of the material was crushed to a minus 1/4 inch in size and was subjected to conventional heap leach procedures. The bulk test was concluded in November 1993 after 383 days of leaching with actual gold recoveries at 49.4%. Extrapolated gold recoveries after two full years of leaching were calculated to be in excess of 61%.

         Based upon the bulk test results, Dakota commissioned two studies to evaluate the commercialization of this large gold resource, including an estimate of future capital costs and utilization of bio-oxidation processes to treat sulfide ores at Gilt Edge.

         One study was undertaken to substantiate the economic viability of utilizing a heap leach facility to process certain sulfide gold bearing material at Gilt Edge Mine using the results obtained from the large scale bulk test noted above. However, management of Dakota has not yet concluded that such a facility will be constructed in the near future. Rather, Dakota is continuing to evaluate alternatives which, if successful, could further enhance Gilt Edge Mine by allowing Dakota to process a greater portion of the known sulfide deposit. Such alternatives include investigation of a pre-treatment process, including bio-oxidation of sulfide ores prior to cyanidation leaching as described below, and conventional mill grinding of ores.

         To date Dakota has spent approximately $717,600 on studying the feasibility of the bio-oxidation process at Gilt Edge. Results gathered to date are encouraging and indicate that for each 1% increase in oxidation there is a corresponding approximately 1% increase in recovery. Due to the promising results to date in exploring for additional oxide reserves at Gilt Edge Mine, Dakota has refocused its efforts to expanding its oxide reserves as noted above. Accordingly, no significant expenditures are contemplated in the next year to further develop these sulfide resources.

         Geology. Mineralized deposits covered by Gilt Edge Mine properties are associated with an early Tertiary alkalic igneous complex. Multiple stock, dike and sill intrusions, comprised of alkalic trachyte porphyries, have been emplaced into Precambrian metamorphic and Cambrian sedimentary basement rocks along major northeast and northwest trending fracture zones. Gold mineralization is disseminated within the porphyritic intrusions and concentrated within fracture and breccia zones cross cutting all rock types. In addition, gold mineralization as replacement stratiform or manto type bodies, occurs within favorable (chemically reactive) strata of the flat lying Cambrian sedimentary rocks.

         Exploration. There is exploration potential for other oxide and sulphide gold deposits on the Gilt Edge Mine properties. Most of the potential oxide tonnages are in small "pockets" (relative to the much more extensive sulphide mineralization) that could prolong mine life to the point that development of sulphide gold deposits takes place. The Anchor Hill oxide deposit, from which production commenced in 1996, remains as the largest oxide deposit defined to date. In addition, the Southeast Langley oxide deposit, which will compliment Anchor Hill production in 1997, will require additional drilling to fully delineate the reserves in that area. Finally, 1996 exploration drilling intersected significant mineralized intervals in two exploration targets not drilled previously. These areas (Ruby Ridge and West Anchor) are directly adjacent to existing mine and operating facilities and no resource estimate has been calculated for these areas.

         Additional drilling in 1997 will be completed in the Southeast Langley and the two new areas to fully assess the reserve potential. Field geochemical work and mapping has identified at least two additional areas which will be drilled for the first time in 1997.

         Reserves. The table below sets forth the permitted in-place proven and probable oxide reserves at Gilt Edge Mine as of December 1, 1996; as audited by DMBW, Inc., independent professional geological consultants ("DMBW"):


                                                    Grade oz.             Contained            Waste to Ore
                   Area               Tons           /ton Au              Ounces Au                Ratio
           -----------------        ---------       --------              ---------            -------------
           Anchor Hill              7,231,372          0.029                210,465               1.74:1
           Southeast Langley          403,379          0.029                 11,588               1.13:1
                                      -------         -----                  ------               ------

           Total                    7,634,651          0.029                222,053               1.71:1
                                    =========          =====                =======               ======
--------------------------------------------------------------------------------------------------------------------

         Permitting and Environmental Matters. Dakota has obtained all of the requisite state and county permits that are required for the development of the Anchor Hill oxide deposit. However, the ultimate open pit design contemplates a disturbance of approximately 37 acres of U.S. National Forest Service lands principally for pit wall layback. Accordingly, Dakota must finalize an ongoing Environmental Impact Statement (the "Gilt Edge Mine EIS") to develop the ultimate open pit mine design. The Gilt Edge Mine EIS, which has been underway since January 1994, is expected to be finalized in May 1997. Assuming the Gilt Edge Mine EIS is completed on a timely basis, no disruption to mining operations is expected in 1997. To date, Dakota has expended $151,409 for the Gilt Edge Mine EIS and expects to spend an additional $58,000 in 1997 for a total expenditure of $209,409 through to its completion.

         On February 21, 1997, Gilt Edge Mine received a draft Notice of Violation ("NOV") from the State of South Dakota regarding an unauthorized discharge of approximately 5,500 gallons of mine water due to an equipment failure. Gilt Edge Mine had previously reported the discharge which occurred in November 1996. The NOV requests a fine of $5,400 and that Dakota increase its efforts to properly treat and discharge excess mine waters presently stored at the minesite. Dakota is presently assessing the nature and extent of the requested additional water treatment procedures requested by the State of South Dakota and cannot presently determine what incremental costs, if any, that it may likely incur as a result of the NOV.

Reference is also made to "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Environmental Matters and Government Regulation."

         Severance Tax. Production from Gilt Edge Mine is subject to severance taxes payable to the State of South Dakota at the rate of $4.00 per ounce of gold produced together with a defined net profit tax of 10%.

         Golden Reward Mine . Golden Reward Mine is a year round open pit heap leaching operation. The following table sets forth certain historical production information for Golden Reward Mine:



                                                           1996        1995        1994        1993       1992
                                                           ----        ----        ----        ----       ----

Ore crushed (thousands of tons)                             665       1,683       1,829       1,513      2,127

Average grade gold (ounces/tons)                          0.037       0.040       0.040       0.033      0.038
Average recovery (%)                                          -       72.7%       71.8%       71.2%      63.7%
Ounces produced
  Gold                                                   21,430      47,569      52,556      35,549     51,135

  Silver                                                  9,078      13,061      12,795      30,776     67,712


Per ounce of gold sold

  Cash Cost ($)                                            $298        $229        $263        $362       $381

  Total Cost ($)                                           $462        $401        $370        $471       $494


Gold                                                      8,572      19,078      21,022      14,220     24,909
Silver                                                    3,631       5,451       5,118      12,310     13,020




         General. Golden Reward Mine is situated within the historic Ruby Basin Mining District in the northern Black Hills, approximately four miles southwest of Lead, South Dakota. Access to the mine is from Highway 85 via the paved Fantail Gulch Road. The property leased by Golden Reward L.P. comprises approximately 6,450 acres of land consisting of 426 patented and 194 unpatented claims. All present and immediate future activities are on patented lands leased from third parties. The leases require annual minimum payments of $400,000 ($160,000 for Dakota's account) with royalty rates ranging from 1% to 5%.

         Dakota has a 40% interest in Golden Reward Mine. From inception of the project through February 27, 1992, Dakota's ownership interest in Golden Reward Mine was 33-1/3%. Dakota's ownership interest in Golden Reward Mine was adjusted from 33-1/3% to 54% effective February 28, 1992 as a result of a former joint venture partner's failure to pay certain cash call obligations that were in default. On October 8, 1992, Dakota acquired that joint venture partner's remaining interest in the assets of Golden Reward Mine. Immediately upon attaining a 100% ownership interest in Golden Reward Mine, Dakota sold a 60% ownership interest in Golden Reward Mine to Wharf Resources, Ltd. ("Wharf") of Toronto, Ontario. Thereafter, Wharf and Dakota contributed their respective ownership interests into a newly formed limited partnership, Golden Reward Mining Company, L.P. ("Golden Reward L.P."). The limited partnership is governed by a partnership agreement dated October 8, 1992.

         The mine has exhausted all of its presently permitted mineral reserves. Present activities pertain only to care and maintenance which costs are minimal to Dakota. Future mining activities, if any, are dependent upon Golden Reward L.P. acquiring certain land surface rights and new operating permits. No assurance can be given that Golden Reward L.P. will be successful in its endeavors.


         Operations. Mining at Golden Reward Mine takes place in satellite pits using conventional open-pit mining methods. Ore and waste is drilled and blasted and then the ore is trucked to the crusher. The ore is crushed to a nominal 5/8 inch product, and is transported by conveyor to a rail mounted stacker which loads the ore on to the "on/off" leach pad. This consists of 12 cells each capable of holding 50,000 tons of ore. Gold extraction from the solution is by means of Merrill-Crowe recovery plant. All facilities are in excellent condition and well maintained.

         Geology. Golden Reward Mine is located in the Black Hills igneous intrusive belt, an east-west trend of Eocene Age with intrusive activity being 70 miles in length. These igneous rocks are typically alkalic and are generally porphyritic in texture with Tertiary porphyry the most volumetrically significant intrusive rock in the area. All intrusive rock types at Golden Reward Mine host gold mineralization. The tertiary intrusive rocks consist of porphyritic dykes, sills and dyke-sill complexes. These dykes typically occur along high-angle structures or schistocyte planes in the steeply inclined Precambrian rocks. The sills within the Deadwood Formation, the dominant exposed sedimentary rock, usually follow bedding planes or shale horizons. Mineralization occurs in fracture zones radiating from these igneous-sedimentary contacts.

         Historically, gold production at Golden Reward Mine has come from high-angle structures or "verticals" and associated replacements within the dolomitic rocks of the Cambrian Deadwood Formation. The majority of the mineralization at the present operation is oxide and occurs in the nearly flat lying Cambrian Deadwood Formation.

         Ski Area.  Golden  Reward  Mine is  located  next to the Terry Peak Ski
Area, a regionally popular Winter recreation site. Due to the sensitive nature of this area to recreational activities, Golden Reward L.P. has instituted a reclamation planning project for the area, which includes sequentially mining the various areas and reclaiming the areas which were previously mined as new mine areas are opened. Golden Reward L.P. owns a 31% interest in the ski area for which it paid $1.3 million in 1986. A new lodge was constructed and new snow making equipment installed in 1989 and the project is now self-sufficient. The operations of the Terry Peak Ski Area are not material to the operations of Golden Reward L.P. The cost of the investment has been accounted for as part of the cost of the property and is being amortized over the life of the Golden Reward Mine.

         Reserves and Mineralized Deposits. Shown below are the proven and probable in-place oxide ore reserves and other oxide mineralized deposits of Golden Reward Mine (100% interest) as of December 31, 1996 as prepared on January 30, 1997 by Glenn R. Clark, an independent professional engineer (the "Clark Ore Reserve Report").


                                                                        Grade oz/                 Contained
                                                 Tons                     ton Au                  Ounces Au
--------------------------------------- ------------------------ ------------------------- -------------------------
Proven and Probable Reserves
         Permitted                          1.85 million                     0.051                    94,350
         Non-Permitted                      3.35 million                     0.037                   123,950

Defined mineral Deposits
         Permitted                            .2 million                     0.034
         Non-Permitted(1)                    1.0 million                     0.030


(1)      Non-permitted   mineralization   represents   extensions   to  existing
         identified reserves or mineralized deposits on contiguous acreage controlled by Golden Reward L.P.



         Certain third party surface rights or facilities encumber the development of 1.57 million tons of permitted proven and probable reserves at an average grade of 0.052 ounces of gold per ton, or 81,640 ounces of gold, all non-permitted proven and probable reserves and non-permitted defined mineral deposits. In order to access such additional reserves and mineralized deposits, Golden Reward L.P. will be required to relocate its existing crusher facility and reduce its leach pad capacity by approximately 25% or to acquire or otherwise compensate third parties to acquire or remove their facilities. At the present time, Golden Reward Mine is not actively pursuing the removal of said encumbrances.

         The known reserves and defined mineral deposits at Golden Reward Mine are on patented or private lands and would not be subject to a U.S. federal royalty should the U.S. Congress enact a requirement for such a royalty.

     Exploration. Potential exists for Golden Reward Mine to increase its ore reserves. The development effort has focused on those surface ore deposits which are amenable to open-pit mining, however, potential also exists for underground deposits which have yet to be evaluated. Golden Reward L.P. has not yet determined that such underground deposits, if any, could economically be developed.

         Other Matters. Dakota and Wharf have disagreed regarding certain operational and financial matters for the Golden Reward Mine, including planned future operations and related funding requirements. The resolution of these matter is not presently determinable.

     Severance Taxes. Golden Reward Mine is subject to a severance tax of $4.00 per ounce of gold produced and 10% of net profits as levied by the State of South Dakota.

     Stibnite Mine. Stibnite Mine is a seasonal open pit heap leach operation with potential for future expansion of existing oxide production.

         Stibnite Mine recommenced operations in August 1995 after being placed on stand-by for substantially all of 1993 and for 1994 while awaiting operating permits. In July 1995, Stibnite Mine received all requisite operating permits to recommence mining and processing activities and now has all requisite permits to continue operations throughout 1996. See "Stibnite Mine Permitting and Environmental Matters." The following table sets forth certain historical production information concerning Stibnite Mine.



                                                                 1996        1995       1994(1)     1993       1992
                                                                 ----        ----       ----        ----       ----
Ore crushed (thousands of tons)                                  927          544          -         91         814

Average grade gold (ounces/tons)                               0.031         0.050          -      0.016       0.038

Average recovery (%)                                           81.0%         71.0%(3)       -      89.0%       89.4%

Ounces produced

         Gold                                                 29,352       19,094          -       1,863      27,651

         Silver                                                7,309        5,358          -       1,212      11,683

Per ounce of gold sold

         Cash Cost ($)                                          $441         $366          -       N/A(2)       $323

         Total Cost ($)                                         $558         $407          -       N/A(2)       $330


(1)      No operations were conducted in 1994 while the mine was on stand-by awaiting operating permits.
(2)      Costs for 1993 are not meaningful due to reduced level of mining activities pending the issue of operating permits.
(3)      Approximately 4,000 ounces of gold remain on the heap leach pads at December 31, 1995 and once recovered in 1996 will increase recoveries to approximately 86%.

         General. Dakota's original 50% interest in Stibnite Mine was acquired in 1986 from Pioneer Metals Corporation. In 1991, Dakota acquired the remaining 50% interest in Stibnite Mine from Pegasus Gold.

         Stibnite Mine is located in central Idaho's Salmon River Mountains in Valley County, approximately 15 miles east of the town of Yellow Pine. Access is by secondary road from State Highway 55. A landing strip suitable for light aircraft also exists on the property. The property comprises thirty patented claims, 28 patented millsites and 487 unpatented mining claims covering 8,028 acres leased from third parties. This land surrounds the Yellow Pine Mine owned by Hecla Mining Company ("Hecla").

         The leases generally require production royalties that range from 5% up to 6%. Two leases cover the majority of the production or targeted areas on the property and will expire in the years 2005 through 2010. The leases require advance minimum royalties of approximately $92,500 per year.

         Operations.

         Stibnite Mine is a seasonal, heap leach operation with mining activity generally occurring from May through November. Conventional drill-blast-load-haul methods are used. The ore is then crushed into pieces less than one inch in diameter and deposited on leach pads for dilute cyanide treatment. Gold and silver are recovered from the solution in a carbon absorption plant with the barren ore being rinsed, neutralized and removed from the pads. All facilities and equipment are in good condition and are adequately maintained.

         All mining, hauling, crushing and road maintenance is performed by a mining contractor. Dakota and contractor personnel are housed on-site in both company and privately owned trailers. Additional permanent living quarters and mess hall facilities are provided at the site by Dakota.

         Geology. The Stibnite Mine district lies in the east-central margin of the Idaho Batholith. Quartz-monzonite and aplite dikes of this Cretaceous intrusive complex are the most common rock-type in this area. Precambrian metasediments of the Belt Series are also present. The sediments are composed of quartzite, schist, conglomerate, calc silicate hornfels and marble. The sediments form part of a large roof pendent with the contained sedimentary formations, generally striking in a northwesterly direction and dipping to the northeast.

         North-to-northeasterly trending faulting is strongly developed in the area, with three major northeast striking faults identified.

         Gold occurs in fractures and quartz veining mainly in metasediments, closely associated with pyrite, marcasite, pyrrhotite, chalcopyrite and arsenopyrite which has been oxidized near the surface. Brecciated quartzite is the most common rock. The gold bearing oxide zones currently mined are generally underlain by deeper gold bearing sulfide zones.

         Exploration. During 1996, Dakota entered into an agreement with Hecla to develop the sulfide potential in the Stibnite district. Dakota and Hecla each hold 50% of the unitized mineral interest. Under the terms of the agreement, the parties are actively seeking a third party mining company to develop the resource. Dakota's oxide heap leach operations and resources are not to be a part of the unitized assets.

         Modest exploration programs have been conducted over the past several years, principally within three target areas. Drilling results to date have produced encouraging results. These three mineralized areas will be the subject of a continuing drill program in 1997 when it is anticipated that the mineralization and extent of the deposits will be defined in order to increase mineable reserves. In addition, soil and stream geochemical sampling and modest geophysical work are planned for the coming year. Dakota expects to expend approximately $531,000 in 1997 for exploration.

         The Stibnite Mine district has good potential to host significant oxide and sulfide gold deposits. However, due to severe cash limitations in the past few years, exploration efforts have been restricted to oxides and to the needs of short term mine feed. A focused sulfide drilling program could enhance this resource.

         A particular opportunity exists at Stibnite Mine due to its strategic land position surrounding the Yellow Pine sulfide deposit owned by Hecla. Yellow Pine is undeveloped and reported by Hecla to contain approximately 20 million tons of refractory sulfide material or approximately two to three million ounces of gold. The potential to define additional sulfide material exists primarily on Stibnite Mine lands. Furthermore, should the Yellow Pine deposit be developed at some future date, Stibnite Mine lands may be essential for pit layback, mill site, waste and tailing disposal.

     Reserves and Defined Mineralized Deposits. An independent audit conducted by DMBW confirmed reserves as of January 1, 1997 as follows:


                                                        Tons            Grade      Contained Ounces/Au
---------------------------------------    --------------------- ---------------- -----------------------
Proven and Probable Reserves                         432,190            0.049          21,504


         Dakota has also identified other mineralized oxide material outside of the current reserves of approximately 5.68 million ore tons at an average grade of .032 opt gold.

         In addition to the defined mineralized oxide material above, Dakota's engineering staff has also located on the property refractory sulfide material of approximately 5.0 million tons at a grade of 0.061 ounces of gold per ton located throughout the property.

         Of the total known mineralization, only the mineralized material in the West End Pit, and mineralized material (sulfide) at the Yellow Pine, Homestake and Meadow Creek Mines are located on patented or private lands. All other known mineralization is on unpatented claims, which could be adversely affected in the event certain proposed changes in mining laws in the United States are enacted. See "Business Conditions-Proposed Changes in Mining Laws."

         Permitting and Environmental Matters. Since early 1992, Dakota has been in the process of preparing an Environmental Impact Statement (the "Stibnite
Mine EIS") to expand its mining operations. Dakota does not expect that the Stibnite Mine EIS will be finalized until fall 1997. However, operations planned for 1997 are not affected by the EIS.

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters and Government Regulations."

ITEM 3: LEGAL PROCEEDINGS

         None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

PART II

ITEM 5:  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

         The Common Shares of Dakota are listed for trading on the TSE and AMEX under the trading symbol "DKT" and on the BSE under the trading symbol "DMC." The following table sets forth for the period indicated, the high and low sale prices per Dakota Common Shares as reported by the TSE and AMEX. For current price information, Dakota Shareholders are encouraged to consult publicly available sources.


                                                  TSE                                           AMEX
                                   ------------------------------------         -------------------------------------
                                                                Volume                                        Volume
                                    High        Low            (000's)           High        Low              (000's)
                                   ------      -------       -----------        -------     --------       ----------
                                                (Cdn. $)                                      (U.S.$)

1995

      First quarter.........       $2.35       $1.50          1,037,941          $1.88      $1.06             387,500

      Second quarter........        2.40        1.70            417,183          2.00        1.25             266,700

      Third quarter.........        2.40        1.80            452,302          1.88        1.25             359,400

      Fourth quarter........        2.25        1.40            213,527          1.75        1.06           1,204,600

1996

      First quarter.........        3.65        1.85          4,081,816          2.84        1.50           3,855,100

      Second quarter........        3.65        2.65          4,261,941          2.50        2.00             641,600

      Third quarter.........        3.30        2.25          3,062,423          2.25        1.63           2,028,900

      Fourth quarter........        2.96        2.00          1,293,870          2.25        1.50           2,509,600



     At March 21, 1997, Dakota had 35,479,742 Common Shares outstanding and had approximately 2,300 shareholders of record.

         Dakota has no fixed dividend policy. Dividend distribution will be considered by the Board of Directors from time to time having regard to Dakota's operating results, capital requirements and general financial condition and requirements. No dividends have been paid by Dakota at any time. For the foreseeable future, it is anticipated that Dakota will use all available cash flows to finance its growth and that dividends will not be paid to shareholders.

         Should Dakota pay cash dividends, such cash dividends paid to non-residents of Canada are subject to Canadian withholding tax at the rate of 25%. Under the terms of the Canada-United States tax treaty, shareholders resident in the United States are subject to a withholding tax of 15%.

         The articles and by-laws of Dakota contain no restrictions on the right to hold or vote Dakota's Common Shares. There are no limitations under the laws of Canada on the rights of foreign shareholders and, in particular, no restriction on the remittance of dividends or other payments to non-resident shareholders, subject to applicable withholding taxes discussed below.


     Dakota sold the following securities during fiscal 1996 (and prior to the date hereof in fiscal 1997) without registration under the Securities Act:

1. On February 14, 1996, Dakota issued 8,700,000 Special Warrants internationally for a price of Cdn.$2.30 per Special Warrant pursuant to an agency agreement with Canaccord Capital Corporation, Scotia MacLeod, Inc., and Griffiths McBurney & Partners. Each Special Warrant is convertible into one Common Share and 1/2 Common Share Purchase Warrant at no additional cost. Until December 14, 1997, two Common Share Purchase Warrants are exercisable into one Common Share for an exercise price of Cdn.$2.65. Dakota believes, after due inquiry, that approximately 600,000 Special Warrants (exercisable into 600,000 Common Shares and 300,000 Common Share Purchase Warrants) and 300,000 Common Shares underlying the Common Share Purchase Warrants were issued or are issuable to two "U.S. persons" (as defined in Rule 902 promulgated under the Securities
Act) for aggregate purchase prices of Cdn.$1,380,000 and Cdn.$795,000, respectively. Each purchaser who was a "U.S. person" has represented to Dakota that such purchaser was purchasing the Special Warrants for its own account and not with a view to resale or distribution and that such purchaser was an "accredited investor" (as defined in Rule 501 promulgated under the Securities
Act). All other purchasers have represented to Dakota that they are not "U.S. persons." Dakota believes that the offer and sale of all such securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or Regulation S promulgated thereunder.

2. On February 6, 1997, Dakota issued 25,000 Special Warrants internationally for a price of Cdn.$1,000 per Special Warrant pursuant to an agency agreement with Canaccord Capital Corporation, Scotia MacLeod, Inc., and Newcrest Capital Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Special Warrant Financing and Issue of Debentures" for a description of the Special Warrants. Dakota believes, after due inquiry, that no Special Warrants were issued to "U.S. persons," and each purchaser has represented to Dakota that it is not a "U.S. person." Dakota believes that, in the event any holders of Special Warrants were deemed to be "U.S. persons," the offer and sale of such Special Warrants would be exempt from registration under the Securities Act pursuant to
Section 4(2) thereof and/or Regulation S promulgated thereunder.

3. On March 20, 1997, Dakota issued to Gerald Metals, Inc. ("Gerald") options to acquire up to 100,000 Common Shares. The options were granted to Gerald in consideration of the loans provided by Gerald and certain financial and consulting services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Sources and Uses of Cash." The options are fully vested, currently exercisable, and expire in March 2002. If exercised, the options entitle Gerald to receive up to 100,000 Common Shares at an exercise price of $1.375 per share. Gerald has represented to Dakota that it acquired the option for its own account and not with a view to resale or distribution. Dakota believes that the issuance of such options was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof and Rule 501 promulgated thereunder. Dakota has undertaken to register with the Commission the Common Shares issuable upon exercise of the option.


ITEM 6:  SELECTED FINANCIAL DATA

         The selected financial data in Table I has been derived from the audited consolidated financial statements of Dakota and should be read in conjunction therewith, including notes thereto, included elsewhere in this Annual Report on Form 10-K. Dakota utilizes the United States dollar as its reporting currency. All financial data presented below are in thousands of United States dollars except per share and other data.


                                                       TABLE I


                                                                1996              1995                 1994
                                                             ----------          --------          -----------
Income Statement Data

        Revenue                                                $ 24,556           $17,209           $    8,442

        Exploration costs                                           499                87                  203
        Loss from operations                                   (15,274)           (8,718)              (5,663)
        Other income (expense)                                  (7,796)             (272)                 (76)
        Net loss                                               (23,070)           (8,990)              (5,739)
        Net loss per share                                       (0.73)            (0.35)               (0.33)
        Dividends per share                                        0.00              0.00                 0.00
Balance Sheet Data(1):
        Property, plant and equipment                          $ 15,150           $22,973           $   23,527
        Total assets                                             31,569            35,905               34,344
        Total debt:
              Short-term borrowings                                 624             1,158                1,158
              Current portion of long-term debt                     383               566                1,824
              Long-term                                           3,240               440                  898
        Other non-current liabilities                             6,515             3,558                1,851
        Shareholders' equity                                     13,459            22,590               25,485
Other Data:
        U.S. dollar exchange rate
        (Canadian$/US$)(2)
              As of December 31,                                 0.7301            0.7325               0.7129
              Yearly average                                     0.7334            0.7284               0.7321
              Low for period                                     0.7215            0.7025               0.7105
              High for period                                    0.7515            0.7529               0.7632



         Had the consolidated financial statements been presented in accordance with accounting principles and practices generally accepted in the United States, additional financial data would be disclosed as follows:



                                                      TABLE II


                                                            1993(3)               1992
Income Statement Data

        Revenue                                            $  7,156            $ 31,834
        Exploration costs                                       147                 326
        Operating loss                                      (5,080)             (7,850)
        Other income (expense)                              (2,036)             (1,357)
        Net loss                                            (7,115)             (8,991)
        Net loss per share                                   (1.04)              (2.80)
        Dividends per share                                    0.00                0.00
Balance Sheet Data (1):
        Property, plant and equipment                      $ 23,362           $  39,990
        Total assets                                         35,036              48,804
        Total debt:
              Short-term borrowings                           1,549                   -
              Current portion                                 3,329              20,494
              Long-term                                       2,416               1,333
        Other non-current liabilities                         1,648               2,389
        Shareholders' equity                                 19,852              17,143
Other Data:
        U.S. dollar exchange rate
        (Canadian$/US$)(2)
              As of December 31,                             0.7553              0.7867
              Yearly average                                 0.7753              0.8276
              Low for period                                 0.7435              0.7760
              High for period                                0.8050              0.8760


(1)      Amounts are at the last day of each of the periods indicated.
(2)      Exchange rates are expressed as the United States dollar equivalent to one Canadian dollar.
(3)      The Arrangement was accounted for as financial reorganization under Canadian generally accepted accounting  principles  ("Canadian  GAAP")  which  resulted in a "fresh start." Accordingly,  results of operations subsequent to September 15, the effective date of the Arrangement, are reported separately in Table
         I in conformity  with Canadian GAAP.  Under U.S. GAAP, the  Arrangement would have been accounted for as a quasi-reorganization with results of operations for the pre-Arrangement period, January 1, 1993 to September
         15, 1993, combined with the post-Arrangement period.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         USMX Merger. On February 5, 1997, Dakota entered into the Merger Agreement with USMX. Under the terms of the Merger Agreement, holders of USMX Common Stock will receive one Dakota Common Share for every 1.1 share of USMX Common Stock and USMX will become a wholly-owned subsidiary of Dakota. In connection with the transaction, Dakota will issue approximately 14.7 million Dakota Common Shares. The Dakota Common Shares had an approximate market value of $23.2 million or $1.58 per share, based upon an average trading price for Dakota's Common Shares for a reasonable period before and after the Merger was announced. Dakota will account for the Merger as a "purchase". Based upon the opinion of a major independent accounting firm, Dakota anticipates that the Merger will not be taxable to Dakota and should not be taxable to shareholders of Dakota or USMX. Completion of the Merger remains subject to shareholder approval, review by regulatory authorities, and other customary conditions. Dakota expects to complete the Merger in May, 1997.

         The principal asset of USMX is its Illinois Creek Project. The Illinois Creek Project is expected to produce approximately 64,000 ounces of gold and 419,000 ounces of silver in 1997 at a cash cost of approximately $250 per ounce of gold. The Illinois Creek Project has an estimated six year life and is expected to be an important source of operating cash flow to Dakota throughout its productive life.

         Special Warrant Financing and Issue of Debentures. To provide financing for Dakota and USMX in connection with the Merger, on February 5, 1997, Dakota entered into an agency agreement with certain Canadian investment dealers (the "Agents") to sell by way of private placement 25,000 Special Warrants (as defined hereafter) at a price of Cdn.$1,000 per Special Warrant for aggregate gross proceeds to Dakota of Cdn.$25 million (U.S. $18.5 million). Proceeds from the Special Warrant offering, after deducting the 6% commission paid to Agents and other expected costs, approximate $16.9 million. The offering proceeds will principally be used to complete construction and commence start-up of the Illinois Creek Project, developmental drilling, repayment of $1.5 million of the Rothschild Credit Agreements and for general working capital purposes.

         The Special Warrants are comprised of 16,119 Series A Special Warrants and 8,881 Series B Special Warrants. The Special Warrants offering was completed on February 6, 1997 with all proceeds, net of a 6% commission paid to Agents placed in escrow. Each Special Warrant entitles the holder, upon exercise thereof and without payment of any additional consideration, to acquire one Debenture in the principal amount of Cdn$1,000.
The Debentures are described in Part III hereof.

         Dakota has agreed to use its best efforts to file a prospectus in British Columbia, Alberta, Ontario and Quebec to qualify for distribution the Debentures issuable upon exercise of the Special Warrants and the Dakota Common Shares issuable upon conversion of the Debentures.

         If the shareholders of Dakota do not approve the issuance of the Series B Special Warrants prior to June 5, 1997, then all Series B Special Warrants will automatically be retracted and the holders thereof will receive the original purchase price paid therefor plus a pro rata portion of the interest earned on the purchase price while it was held in escrow.

         If the Merger is not completed prior to May 31, 1997 or such later date as the Agents may determine in their sole discretion, the number of Dakota Common Shares issuable upon conversion of the Debentures will be such that each Debenture will be convertible for 550 Dakota Common Shares (the "Penalty").

         On March 11, 1997, $5.0 million of the Special Warrant offering proceeds was released to Dakota in connection with the terms of the Merger Agreement and a $5,000,000 Loan Agreement. As part of the Merger transactions, Dakota and USMX agreed that Dakota will provide a $5 million line of credit to USMX (the "$5,000,000 Loan Agreement") the proceeds of which will be used to sustain USMX's operations until the Merger is consummated. The line of credit bears interest at the rate of one per cent above a quoted floating prime rate and is due August 31, 1997 or earlier if the Merger Agreement is terminated before such date. The proceeds from the line of credit will be used to pay certain ongoing operating expenses of USMX, primarily in connection with start-up activities associated with the Illinois Creek Mine and to partially pay trade creditors of USMX and its subsidiaries.

         The $5,000,000 Loan Agreement is evidenced by two promissory notes with similar terms but different amounts and different security. The $2 million promissory note ("Note 1") is secured by a second priority position in all of the capital stock of USMX of Alaska, Inc. owned by USMX. USMX of Alaska, Inc. holds title to the Illinois Creek Mine. The second promissory note for $3 million ("Note 2") is secured by a first position on all of the capital stock of MXUS S.A. de C.V., USMX's Mexican subsidiary holding approximately 600,000 acres of land and interests in several exploration joint ventures, and a first position on USMX's interests in its undeveloped Thunder Mountain property in Idaho.

         Further reductions in outstanding USMX's accounts payable balances, together with remaining construction and start-up costs at the Illinois Creek Project in 1997, are expected to be approximate an additional $7 million. These additional costs will be funded by Dakota from proceeds of the Special Warrant offering.

         The remaining proceeds of the Special Warrant offering will be released upon completion of the Merger, the obtaining of receipts from various securities commissions in Canada of the final prospectus qualifying the securities issuable by Dakota in connection with the offering and upon approval of the issue of the Dakota Common Shares ultimately underlying the Series B Special Warrants by Dakota shareholders. Should the Merger not be consummated for any reason, Dakota will be obligated to exchange a pro rata portion of the Special Warrants for Debentures in an amount equal to the proceeds released from escrow prior to that time. USMX will be obligated to repay all outstanding obligations under the $5,000,000 Loan Agreement. The remaining escrowed proceeds will then be used to retract from the holders of the Special Warrants a pro rata number of Special Warrants for the original purchase price thereof together with a pro rata amount of interest earned thereon while such proceeds were held in escrow.

         Rothschild Credit Agreements. At March 17, 1997, USMX was obligated to N.M. Rothschild and Sons ("Rothschild") under a $22 million financing facility ("Rothschild Credit Agreements"). Upon completion of the Merger, Dakota will be obligated to repay these obligations. As of March 17, 1997, USMX has failed to comply with various provisions of the Rothschild Credit Agreements and has continued operations to date with the forbearance of Rothschild. However, Dakota and Rothschild entered into an Intercreditor Agreement on March 12, 1997 which among other things, contained Rothschild's consent to the Merger Agreement and set forth certain changes to the Rothschild Credit Agreements, which changes will become effective upon consummation of the Merger. In Dakota's view, the prospective changes to the Rothschild Credit Agreements will avoid any existing or immediate defaults thereunder after closing of the Merger.

         The most significant changes to the Rothschild Credit Agreements include: (i) $1.5 million of the proceeds from the Special Warrant offering will be used to repay a portion of the Rothschild Credit Agreements, (ii) certain minimum cash retention requirements will no longer be required; (iii) all remaining and outstanding loan balances will be deemed to be project debt and no portion thereof will be convertible into Dakota Common Shares; (iv) scheduled loan repayment dates will be changed to better match projected Illinois Creek Project cash flows; (v) minimum working capital cash balances will be retained in the Illinois Creek Project; (vi) certain terms related to "commercial completion" and various financial covenants will be amended; and (vii) Dakota will guarantee the Rothschild Credit Agreements until "commercial completion" is realized.

         The adjusted project loan balance of $20.5 million will bear interest, payable quarterly, at 2.25% above LIBOR until "commercial completion" of the project has occurred. The requirements for commercial completion include the construction of the Illinois Creek Mine facilities, which facilities and the equipment thereon must be mechanically complete and electrically operable ("Mechanical Completion"), the achievement of production amounts and grades, costs and reserves similar to the development plan, and the absence of any default in the Rothschild Credit Agreement. Following commercial completion, this note bears interest at 1.879% above LIBOR. Principal payments are to be made in installments of $3 million each on November 30 and February 28, of each year, commencing November 30, 1997.

         Dakota expects to repay the outstanding amounts under the Rothschild Credit Agreements and all related interest accrued thereon from the operating cash flows from the Illinois Creek Project. No assurances can be given that the Illinois Creek Project will provide sufficient cash flows to meet these repayment obligations.

         Sources and Uses of Cash. Effective March 20, 1997, Dakota and Gerald Metals, Inc. ("Gerald") agreed to amend and restate Dakota's line of credit facility with Gerald. Under the amended terms, Dakota's line of credit has been increased from the present outstanding balance of $3.23 million to $5.0 million. The loan will be repayable at a rate of $1.0 million per month commencing in June 1998, will bear interest at LIBOR plus 2.25% and will be collateralized by Dakota's underlying assets at its Gilt Edge and Stibnite Mines and a guarantee by Dakota.

         Gerald has also agreed to provide a $2.5 million standby credit facility to Dakota until July 31, 1997. The standby facility is intended to serve as a bridge financing until completion of the Merger and the release from escrow of the remaining proceeds from the Special Warrant offering. Dakota will be obligated to pay a 1/2 of one percent commitment fee on any unused portion of the standby credit facility. All outstanding balances thereunder bear interest at LIBOR plus 2.25% and are collateralized by an assignment of "Note 2" under the $5,000,000 Loan Agreement as described previously.

         In April, 1996, Dakota commenced construction of expanded heap leach facilities at its Gilt Edge Mine. Remaining capital costs are estimated to be $4.0 million over two years. The heap leach pad expansion is being constructed in stages. In this manner, ores can be mined and processed, thereby generating an operating cash flow, prior to the completion of the entire heap leach pad expansion. The remaining capital costs are expected to be funded by cash flows, cash on hand and proceeds from the borrowing arrangements with Gerald.

         As of December 31, 1996, the investment in property, plant and equipment at Gilt Edge Mine approximated $9.4 million of which $1.7 million is attributed to the sulfide development potential of the property which is not currently subject to amortization. Based upon a $380 per ounce gold price, an independent engineering study and past operating experiences, Dakota believes that mining and processing the Anchor Hill oxide deposit and the substantial sulfide deposit will generate sufficient operating margins to ensure the recovery of Dakota's remaining investment in Gilt Edge Mine.

         Dakota estimates that the salvage value of the Golden Reward Mine assets is equal to or exceeds all remaining obligations of the partnership. Accordingly, future holding costs are not expected to be material to Dakota.

         Dakota has identified sufficient mineralized oxide materials at its Stibnite Mine to conduct operations at annual production rates of approximately 24,000 ounces of gold during 1997 and has drill indicated mineralized material which Dakota believes will allow for several additional years of operations. The drill indicated areas will require further development drilling at a cost of approximately $500,000 per year over the next two to three years. Drilling activities will be financed from the proceeds of the Special Warrants and from operating cash flows.

         Dakota's investment in mining assets at Stibnite Mine as of December 31, 1996 is approximately $4.3 million of which approximately $1.9 million has been attributed to the sulfide ore potential of the property and is not currently subject to amortization. Future depreciation will approximate $34 per ounce providing that 65% of the drill-indicated reserves convert to the proven and probable category. Based upon a $380 per ounce gold price and its past operating experience, Dakota believes Stibnite Mine's future operating margins should ensure the recovery of its remaining investment in mining assets.

         Once the Merger is completed, the principal focus of Dakota for the remainder of 1997 will be: (i) to complete the successful start-up of operations at Illinois Creek Project, including construction of expanded leach pad facilities at a cost of $4.5 million; (ii) to continue operations at Gilt Edge and Stibnite Mines, (iii) to complete construction of additional heap leach pads at Gilt Edge Mine as previously discussed; (iv) to conduct development drilling activities at Stibnite and Gilt Edge Mines at a cumulative cost of $1.1 million in order to convert drill indicated mineral resources into proven and probable mineable reserves; and (v) to continue exploration and evaluation of other mining properties.

         Over the next three years, the combined capital expenditures of Dakota and USMX are expected to approximate $11.0 million in 1997, $5.9 million in 1998, and $3.0 million in 1999, excluding any costs to develop additional mines. For additional information on operating properties, see Item 2 "Properties". Management expects that the cash flows generated from mining activities, together with the proceeds from the offering of Special Warrants and under the Gerald credit facilities, discussed previously, will be adequate to fund all required capital expenditures and operating activities. However, no assurances can be given that Dakota's operations will provide sufficient cash flow to fund these capital expenditures.

         At December 31, 1996, Dakota had a working capital of $1.0 million as compared to a working capital deficit of $2.2 million at December 31, 1995. The improvement is due to higher cash balances in 1996 and a lower outstanding balance under a short-term borrowing arrangement. At December 31, 1995, Dakota had a working capital deficit of $2.2 million primarily due to an increase in accounts payable of $3.47 million since December 31, 1994. The increase in accounts payable arose in connection with the recommencement of operations at Stibnite Mine as discussed below and increased operating activities at Gilt Edge Mine related to the processing of certain previously stockpiled sulfide ores. The working capital deficit was eliminated in February 1996 as a result of the private placement of equity securities and reductions in accounts payable using proceeds from sales of gold bullion produced after December 31, 1995.

         Cash used in operations was $6.2 million during 1996 compared to cash provided by operations of $413,219 in 1995. The increase in cash used during 1996 is a result of operating losses of approximately $2.8 million in 1996 at Stibnite Mine and preproduction costs of approximately $ 3.2 million incurred in connection with the start-up of Gilt Edge Mine in the spring of 1996.

         Cash provided by operations was $413,219 during 1995 compared to cash used in operations of $3.88 million in 1994. The decrease in cash used in 1995 compared to 1994 is primarily due to the increase in accounts payable and accrued liabilities in 1995. The increase in cash used in 1994 to $3.88 million, from $2.96 million in 1993, is due primarily to the payment of holding and standby costs at the Gilt Edge and Stibnite Mines neither of which conducted significant operations in 1994 nor provided operating cash flows.

         Cash used in investing activities during 1996 primarily pertains to additions to plant, property and equipment including the expansion of the leach pad and development of Anchor Hill at the Gilt Edge Mine.

         Cash used in investing activities during 1995 pertains to additions to plant, property and equipment, including deferred development activities at Gilt Edge Mine and Golden Reward Mine and the addition of a water treatment plant at Gilt Edge Mine. During 1994, cash used also related to additions to plant, property and equipment, including development activities at Gilt Edge Mine and Golden Reward Mine.

         Cash provided by financing activities during 1996 included approximately $13.5 million of proceeds, net of offering costs, from the sale of special warrants and $340,397 of proceeds received upon the exercise of common share purchase warrants. Dakota also borrowed $3.23 million under a Revolving Loan Agreement with Gerald Metals, Inc. In total, Dakota repaid almost $1.1 million of borrowings during 1996, including its pro rata share of long-term debt obligations of Golden Reward L.P.

         Cash provided by financing activities during 1995 included approximately $5.5 million of proceeds, net of offering costs, from the sale of special warrants and $587,873 of proceeds received upon the exercise of common share purchase warrants. Dakota also borrowed $1.875 million under a short-term credit facility with Gerald Metals, Inc., which credit facility was fully repaid prior to the end of 1995. Proceeds from the borrowing were used for working capital to restart operations at Stibnite Mine. Dakota also repaid approximately $1.8 million of its pro rata share of certain long-term debt obligations of Golden Reward L.P. In total Dakota repaid borrowings of $3.7 million in 1995. Financing activities in 1994 generated $9.5 million of proceeds, net of offering costs, from the sale of special warrants and $2.17 million of proceeds received upon the exercise of Common share purchase warrants. Dakota repaid approximately $1.87 million of its pro rata share of certain long-term debt obligations of Golden Reward L.P. and in total repaid borrowings of $6.13 million in 1994.

         Dakota has needs for cash to fund permitting, construction and environmental compliance activities at its Gilt Edge, Stibnite and Golden Reward projects. See Item 2 "Properties"

         Other. In order to minimize an adverse effect of changing gold prices upon operations, Dakota from time-to-time, enters into gold price protection agreements. At December 31, 1996, Dakota had entered into various forward sale contracts with a gold bullion dealer to deliver 7,500 ounces of gold at a minimum prices of $370 per ounce and a maximum of $385 per ounce during the period from January 31, 1997 through June 30, 1997. In addition, forward sales contracts for 16,000 ounces at an average price of $387 were in place at year-end. As of February 28, 1997, Dakota had forward sale contracts remaining to deliver approximately 21,000 ounces of gold throughout 1997 at an average price of $384 per ounce. Fluctuations in future gold prices could significantly impact Dakota's future revenues as only a portion of Dakota's expected gold production in 1997 has been hedged by these forward sales contracts.

         Dakota intends to adopt the new Recommendations of the Canadian Institute of Chartered Accountants relating to the presentation and disclosure of financial instruments. In accordance with these recommendations the Debentures will be segregated into their debt and equity components. The financial liability component, representing the present value of future interest payments, will be included in long-term debt. The remaining component, representing the value ascribed to both the holders' option to convert the principal balance into Dakota Common Shares and Dakota's right to pay the principal amount of the instrument in Common Shares, will be classified in shareholders' equity as the equity component of convertible instruments. These components will be measured at their respective fair values at the date the Debentures are exchanged for the Special Warrants.

         Environmental Matters and Government Regulation. All of Dakota's exploration, development and production activities are subject to regulation under one or more of the various state, local and federal environmental laws and regulations. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of endangered species, protection of natural resources and others. Such laws and regulations are generally becoming more restrictive. Dakota has made and expects to continue to make in the future, significant expenditures to comply with such laws and regulations.

         Existing and possible future environmental legislation, regulations and actions, could cause additional expense, capital expenditures, restrictions and delays in the activities of Dakota, the extent of which cannot be predicted. Regulatory requirements and environmental standards are subject to constant evaluation and may be significantly increased, which significantly adversely affect Dakota's business. The cost of compliance with changes in governmental regulations has the potential to reduce the profitability of operations.

         Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended, to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of the end of 1996, no such bills had been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new federal reclamation, environmental control and other restoration requirements. If enacted, such legislation could impair the ability of Company to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known and the potential impact on Dakota as a result of future Congressional action is not presently determinable.

         The South Dakota Department of Environment and Natural Resources ("DENR") has conducted a Preliminary Assessment on behalf of the United States Environmental Protection Agency ("EPA") of Gilt Edge Mine activities including the approximately 406 acres permitted under Dakota's South Dakota state mining permit. At this time, EPA has not made a determination as to whether any further study needs to be made of the site. Accordingly, Dakota is not able to determine what impact, if any, further action by the DENR or EPA in connection with the Preliminary Assessment may have on the site. Dakota does not know when the EPA may reach a decision on the Preliminary Assessment.

         In April 1993, the DENR issued the DENR Order regarding remediation efforts related to acid rock drainage at Gilt Edge Mine. The DENR Order remains in effect and Dakota is in full compliance. The DENR Order principally requires that, unless discharge water meets certain permitted terms and conditions, there shall be no discharge of acid mine drainage. On January 19, 1996, Dakota received final approval of an updated and amended reclamation plan from the State of South Dakota. Under the conditions of the revised reclamation plan, Dakota plans to reclaim waste depositories and other areas by capping these areas with impervious materials available from the overburden associated with the Anchor Hill oxide deposit. Such capping will prevent any continued migration of acid mine drainage.

         Dakota has provided the State of South Dakota with a form of financial assurance in the amount of $7.9 million in connection with the reclamation and remediation plan in the form of cash deposits of $2.4 million and a demand note as proof of financial assurance in the amount of $5.5 million. Dakota has estimated that its actual capping costs will approximate $3.2 million, which costs have been fully accrued at December 31, 1996. Funding of this obligation will be made from operating cash flow derived from processing the Anchor Hill oxide deposit.

         Dakota is required to meet certain equity covenants of $20 million as a condition of its permits with the State of South Dakota. As of December 31, 1996 Dakota did not meet this requirement, however completion of the Special Warrant offering on February 6, 1997 as discussed previously will ensure that Dakota meets this requirement on a go-forward basis.

         At a future date when Dakota provides notice to the State of South Dakota that the Gilt Edge Mine will close and that post closure care is to begin, Dakota will be obligated to convert a portion of its financial assurance into a post-closure fund in a form acceptable to the State to ensure long term treatment and maintenance of the site. The amount of the post-closure financial assurance is not expected to be less than $3.0 million although no final determination will be made until the mine actually closes.

         The State of South Dakota requires mines to provide the State with financial assurance to cover mitigation costs in the event of an environmental accident. In order to fulfil its obligation, Dakota has provided the State with a form of demand note in the amount of $359,000.

     Golden Reward L.P. is required by the State of South Dakota to provide financial security to cover the estimated cost of reclamation. Reclamation bonds totaling $1,175,759 have been posted as a guarantee that the land which is disturbed by mining will be reclaimed. Golden Reward L.P. anticipates that total costs of reclamation will not exceed the amount of these bonds.

         In November 1993, Dakota filed an application for a U.S. Federal Clean Water Act National Pollution Discharge Elimination System permit in respect of Stibnite Mine. This permit is not necessary for Dakota's current mining operations at Stibnite Mine. However, Dakota believes that obtaining this permit would be of benefit as it would allow Stibnite Mine to discharge clean water from the minesite in accordance with such permit standards in the future. Dakota cannot anticipate when a draft permit will be issued.

         On July 10, 1995, Dakota entered into a voluntary Administrative Order on Consent with the EPA regarding the tailings area (the "Meadow Creek Plan"). Approximately 50% of the work under the Meadow Creek Plan was completed in 1995. Through December 31, 1996, $224,733 has been incurred in connection with the Meadow Creek Plan. Management estimates that it will cost approximately $667,000 in 1997 in order to complete the Meadow Creek Plan. Such costs will be funded from operating cash flows although there is no assurance that sufficient cash flow from operations will be generated to complete the Meadow Creek Plan. Dakota has apprised previous owners and operators of the property of the Meadow Creek Plan and believes that a portion of such costs may be recoverable from these parties. However, there is no assurance that Dakota will be successful in obtaining a recovery of any of the costs of the Meadow Creek Plan.

         On September 11, 1996, Dakota received a Notice of Potential Liability and Conduct of Removal Action from the United States Environmental Protection Agency ("EPA") pertaining to certain remediation activities at an historic mine sight, located on certain lands once leased by Dakota. Dakota never conducted operations at this sight and no longer owns any interest in the leases pertaining to this property. The EPA estimates a total cost of $940,000 for its action. However, Dakota cannot presently determine the extent of its liability, or whether any liability actually exists.

         Reclamation bonds totaling $701,322 have been posted by Dakota in accordance with State of Idaho and USFS requirements to ensure that land which is disturbed by mining will be reclaimed. Dakota estimates that the total costs of reclamation of other land which is disturbed by mining will not exceed the amount of these reclamation bonds.

         Reference is made to the respective sections "Permitting and Environmental Matters" in the description of the Gilt Edge, Golden Reward and Stibnite Mines under "Properties" for further discussion of the financial impact of environmental compliance.

Results of Operations

         Dakota recorded a consolidated net loss of $23.1 million, or $0.73 per share, in 1996. Of this loss, $16.4 million reflects non-recurring expenses including the following: (i) a $9.6 million writedown in asset carrying values and accrual of certain future estimated costs related to the suspension of operations at Golden Reward Mine, (ii) an increase in depletion of $2.9 million at Stibnite Mine due to a change in accounting estimates and the expensing of deferred stripping costs of $700,000 which had been deferred in prior years, and
(iii) $3.2 million of preproduction and start-up expenses at the Gilt Edge Mine prior to recommencing operations at the Anchor Hill deposit in May 1996.

         Revenue Shown below is Dakota's share of metal sales (in ounces) in each of the last three years:


                                      Metal Sales
                                      Year Ended December 31(1)

                                               1996                      1995                       1994
                                               ----                      ----                       ----

                                            Gold       Silver         Gold        Silver         Gold        Silver
------------------------------------- ----------- ------------ ------------ ------------- ------------ -------------
Cactus Mine (25%)                            564          197        1,468           997        2,595         7,624
------------------------------------- ----------- ------------ ------------ ------------- ------------ -------------


Gilt Edge Mine(2)                         23,537       32,619        8,839        16,156        2,534         7,245
------------------------------------- ----------- ------------ ------------ ------------- ------------ -------------

Golden Reward Mine (40%)                  10,070        9,078       19,078         5,451       19,618         5,323
------------------------------------- ----------- ------------ ------------ ------------- ------------ -------------

Stibnite Mine                             28,752        7,309       17,622         4,739          -             -
------------------------------------- ----------- ------------ ------------ ------------- ------------ -------------
                                          62,923       49,203       47,007        27,343       24,747        20,192
                                          ======       ======       ======        ======       ======        ======


(1)      Precious metals production for each of the joint venture operations includes Dakota's pro rata share.
(2)      Includes gold sales from Gilt Edge Mine of 2,308 ounces and 2,534 ounces while in holding and standby stage during 1995 and 1994,  respectively.  The related  revenues  were recorded as a reduction of holding and standby costs.

         Operating results for the last three years are summarized in the following table:


                                                        1996                     1995                      1994
                                                        ----                     ----                      ----

Operating revenue                                   $ 24,556,406             $ 18,094,834              $ 9,589,821

Loss on gold loan repayment(1)                           -                          -                     (205,558)

Reclassified to holding and standby                       -                      (886,226)                (942,640)


         Net operating revenue                      $ 24,556,406             $ 17,208,608(2)          $ 8,441,593(2)
                                                    ============       ==    ============             ===========


(1)      Loss on gold loan  relates  to the payoff of a gold loan as a result of the  revaluation  of the gold  loan to $348 per ounce  pursuant  to the arrangement completed September 15, 1993.
(2)      Excludes sales of gold from Gilt Edge Mine while in holding and standby stage.

The benefits of Dakota's short-term gold hedging program principally provide a minimum selling price for ounces of gold which only slightly exceeded the average spot prices.



                        Mine, Mill and Administration(1)


                                                                 1996                    1995                 1994
                                                                 ----                    ----                 ----

Gilt Edge Mine                                               $  10,339,845            $ 6,442,615       $  3,563,013

Golden Reward Mine                                               3,003,781              4,363,047          4,681,572

Stibnite Mine                                                   12,666,675              6,450,714            856,884

Cactus Mine                                                        285,832                477,409            751,499
                                                               -----------             ----------           ---------

         Subtotal                                               26,296,133             17,733,785          9,852,968

Reclassified to holding and standby                                  -                 (3,882,148)        (4,419,897)


Total mine, mill and administration                          $  26,296,133           $ 13,851,637       $  5,433,071
                                                             =============           ============       ============

Average cash cost per ounce of gold sold                          $418                   $310(2)            $245(2)


(1)      Cash costs include mining, milling, project administration, on-property exploration, and all holding and standby costs.
(2)      Excludes ounces of gold sold by Gilt Edge Mine while in the holding and standby stage.

         1996 Compared to 1995. Metal sales at both Gilt Edge Mine and Stibnite Mine were higher in 1996 than 1995 due primarily to an increase in ore tons processed. During 1996, Gilt Edge Mine processed approximately 1.583 million ore tons at an average grade of 0.023 ounces of gold per ton and Stibnite Mine processed 927,000 ore tons at an average grade of 0.031 ounces of gold per ton. In comparison, during 1995, Gilt Edge Mine processed approximately 572,000 ore tons at an average grade of 0.043 ounces of gold per ton and Stibnite Mine processed 544,000 ore tons at an average grade of 0.05 ounces of gold per ton. The higher tonnages resulted in increased total metal production.

         The above increases in production were partially offset by lower metal sales from Dakota's 40% interest in the Golden Reward Mine. Golden Reward Mine ceased mining activities at the end of the second quarter of 1996.

         Mine, mill and administrative expense increased substantially in 1996 when compared to 1995. The increase in costs relates primarily to the higher volumes of ore tons mined at Gilt Edge and Stibnite Mines as discussed previously. Although ore tonnages were higher, lower ore grades in 1996 adversely effected cash costs per ounces of gold sold. In addition, costs at Gilt Edge Mine in 1996 include approximately $3.2 million of pre-production expenses related to the Anchor Hill oxide deposit for the period from January to April, the date at which operations for this deposit commenced. Such expenses, which are not recurring in nature, increased the average cash costs per ounce of gold sold by $51 in 1996. The Golden Reward Mine incurred $1.3 million less costs in 1996 than in 1995, due to the cessation of mining activities in June. Costs at Cactus Mine were lower in 1996 than in 1995 and relate to wind-up and reclamation activities.

         The increase in depreciation, depletion and amortization in 1996 when compared to 1995 is due to higher production rates in 1996 and to a change in accounting estimate which led to a higher per ounce depletion rate for the Stibnite Mine in 1996. This change in estimate resulted in additional depletion of $2.9 million during 1996.

         Based upon uncertainties arising from the proximity of certain unpermitted reserves to a ski hill, the operator of Golden Reward Mine reflected in the financial statements of the partnership in 1995 and 1996, an impairment of its investment in mineral properties relating to the Golden Reward Mine. Dakota recorded this impairment of approximately $7.9 million in its 1996 financial statements after Golden Reward L.P. failed to reach an agreement regarding the acquisition of certain surface rights owned by the ski hill. Of this amount, approximately $790,500 pertains to the write down of inventory. During the second quarter of 1996, Dakota recorded an accrual of approximately $1.7 million for its share of reclamation and other costs due to the cessation of mining operations.

         Royalties vary from mine-to-mine and within the specific area being mined in accordance with various agreements with landowners. Effective in 1995, the State of South Dakota adjusted its method for calculating severance taxes, the result of which was to significantly lower the effective rate. Overall, royalties and severance taxes generally relate directly to revenues earned. Therefore higher revenues in 1996 resulted in higher royalty and severance taxes than in 1995.

         Reclamation costs in 1996 consist of accruals at Gilt Edge Mine, Stibnite Mine and Golden Reward Mine of $1.2 million, $380,000 and $640,000, respectively. The costs at Gilt Edge Mine pertain to the mining of ore and waste tons at Anchor Hill, the costs at Stibnite pertain to revised estimates of reclamation costs due to additional mining activities in the West End and Stibnite pits, and the costs at Golden Reward pertain to the cessation of operations in the second quarter of 1996. According to estimates provided by our partner in Golden Reward Mine, all future reclamation costs should now be accrued as of December 31, 1996.

         General corporate costs increased $500,000 in 1996 when compared to 1995 due to additions in staff, legal expenses, travel activities, and in the use of outside professional services incurred in connection with mine acquisitions. These increases are due, in part, to overall increases in corporate activity.

         Investment income is higher in 1996 due principally to interest earned on higher cash balances available for investment purposes.

         Interest expense is slightly lower in 1996 than in 1995 due to decreased vendor interest on outstanding payable balances during 1996. This is slightly offset by interest on the balance of the Revolving Loan Agreement with Gerald Metals, Inc. beginning in the second quarter of 1996.

     Dakota does not anticipate that its U.S. operations will be subject to alternative minimum tax during 1997.

         1995 Compared to 1994 and 1994 Compared to 1993. Gold production and related operating revenues in 1995 increased from 1994 levels principally due to the recommencement of operations at Stibnite Mine in August 1995 after the successful completion of various permit matters and leaching certain stockpiled ores at Gilt Edge Mine. In 1994 gold production and revenues decreased from 1993 levels due to the decrease in ounces sold from Gilt Edge Mine as a result of the cessation of mining activities in January 1993. This was partially offset by higher average gold prices realized and by increased ounces of gold produced at Golden Reward Mine due to higher mined tonnages.

         In 1995, Dakota mined and processed at Stibnite Mine a total of 544,340 tons of ore with an average grade of 0.05 ounces of gold per ton with overall average recoveries expected to approximate 86%. Approximately 4,000 ounces of gold remained on leach pads at December 31, 1995 and were recovered during the Spring 1996 start-up. In 1994, Stibnite Mine was on standby awaiting the issuance of certain operating permits. Production at Gilt Edge Mine was higher in 1995 and is attributable to processing of approximately 572,000 tons of certain stockpiled sulfide ores with an average grade of 0.043 ounces of gold per ton and an expected recovery of 45%. Leaching of these materials continued into 1996. Gilt Edge production in 1994 was principally from reprocessing certain previously leached materials.

         Mine, mill and administrative costs increased significantly in 1995 when compared to 1994. Such costs increased by approximately $2.9 million at Gilt Edge Mine principally as a result of crushing and pad loading costs associated with the processing of stockpiled sulfide ores as noted above. Costs at Gilt Edge Mine in 1994 and through August 1995 relate principally to neutralization, environmental compliance and administration. Costs at Stibnite Mine increased $5.6 million as a result of the recommencement of operating activities. Accordingly, costs are not comparable to 1994. Costs at Golden Reward were relatively unchanged.

         The decrease in average cash costs per ounce sold in 1994 resulted primarily from increased cost efficiencies obtained at Golden Reward Mine which are substantially due to the termination of a life-of-mine contract with Harley Hall in October 1993. Due to the cessation of mining activities at Gilt Edge Mine wherein certain fixed costs were spread over fewer ounces produced, cost per ounce values for 1994 are not meaningful and have been excluded from Dakota average.

         Costs at Cactus Mine were lower in 1995 than in 1994 and relate to wind-up and reclamation activities. Such costs will continue to decline in the future as final reclamation activities continue.

         The increase in depreciation, depletion and amortization in 1995 when compared to 1994 is due to an increase in the depletion rate at Golden Reward Mine resulting from a reduction in estimated recoverable reserves at December 31, 1995. Increases in depletion of approximately $398,000 at Gilt Edge Mine and $726,000 at Stibnite Mine are attributable to units of production amortization as each mine recommenced gold production in the third quarter of 1995.

         Depreciation and depletion also increased in 1994 when compared to 1993 primarily due to the purchase of equipment at Gilt Edge Mine and the utilization of straight-line depreciation of equipment while production was suspended during 1994. However, Dakota principally amortizes its mining assets using the units of production method.

         Holding and standby costs pertain to Gilt Edge Mine - $1.5 million and Stibnite Mine - $866,605 and represent additional accrued 1994 operating expenses incurred by each mine respectively while awaiting new operating permits. The increase in holding costs at Gilt Edge Mine are a result of slower than expected neutralization of spent ores on heap leach pads and the resultant delays in processing certain stockpiled ores.

         Royalties vary from mine-to-mine and within the specific area being mined in accordance with various agreements with landowners. Effective in 1995, the State of South Dakota adjusted its methods for calculating severance taxes, the result of which was to significantly lower the effective rate. Overall, royalties and severance taxes generally relate directly to revenues earned. Therefore higher revenues in 1995 resulted in higher royalty and severance taxes than in 1994. In 1994 royalties increased due to higher operating revenues, but remained consistent in proportion to such revenue.

         Reclamation  costs in 1995  include  approximately  $1.7 million and in
1994 include approximately $1.3 million accrued in connection with the finalization of a planned acceleration of concurrent reclamation activities related to existing waste facilities at Gilt Edge Mine. Other reclamation costs pertain principally to Golden Reward Mine and are relatively unchanged.

         General corporate costs decreased in 1995 when compared to 1994 due to reductions in staff, legal expenses, travel activities, and in the use of outside professional services. These reductions are due, in part, to overall decreases in corporate activity during 1995. Such corporate costs decreased in 1994 as compared to 1993 primarily due to an accrual of bonuses to certain officers in 1993, offset in part, by increased shareholder and investor relations activities.

         Investment income is lower in 1995 due principally to lower cash balances available for investment purposes. Investment income increased in 1994 as compared to 1993 due to interest earned on higher average cash balances. The increase in cash balances arose from proceeds realized as a result of the Arrangement described under Part I "Business - General" below, completed in September 1993 and the private placement of special warrants in February 1994.

         Interest expense is lower in 1995 due to lower outstanding indebtedness as a result of the repayment of indebtedness to Wharf throughout 1995 and 1994. This is partially offset by an increase in vendor interest due to larger outstanding payable balances. Interest expense decreased in 1994 compared to 1993 primarily as a result of the $1.75 million payoff to Citibank, N.A. in September 1993, offset in part by the interest accrued to Wharf due to advances made for cash calls at the Golden Reward Mine.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           Page
         Auditors' Report                                                   35

         Consolidated Financial Statements
                  Consolidated Balance Sheets                               36
                  Consolidated Statements of Operations                     37
                  Consolidated Statements of Shareholders' Equity           38
                  Consolidated Statements of Cash Flows                     39
                  Notes to Consolidated Financial Statements                40
         Unaudited Supplementary Financial Information
                  Quarterly Financial Data                                  53

                                Auditors' Report


To the Shareholders of Dakota Mining Corporation

We have audited the consolidated balance sheets of Dakota Mining Corporation as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in accordance with generally accepted accounting principles.




KPMG
CHARTERED ACCOUNTANTS



Toronto, Canada
February 4, 1997,
  except as to Note 2,
  which is as of February 6, 1997
  and Note 6(c), which is as
  of February 28, 1997



                                             DAKOTA MINING CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                       (expressed in United States dollars)

                                                                    December 31,                  December 31,
                                                                       1996                           1995
                                                  ASSETS          --------------                  ------------
Current assets
Cash                                                                  $5,092,150                    $2,260,025
Inventories                                                            2,643,701                     3,821,176
Deferred stripping costs                                                 886,086                       667,956
Other current assets                                                     739,064                       340,965
                                                                     -----------                    ----------
                                                                       9,361,001                     7,090,122

Property, plant and equipment, net                                    15,150,399                    22,972,514
Other assets
Reclamation bonds                                                      5,111,844                     3,577,475
Advance minimum royalties                                              1,871,965                     2,007,260
Other                                                                     74,141                       258,050
                                                                   -------------                  ------------
                                                                     $31,569,350                   $35,905,421
                                                                      ==========                    ==========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Account payable                                                       $4,915,525                    $5,152,517
Accrued liabilities                                                    2,003,625                     1,864,790
Reclamation costs                                                        428,983                       576,500
Short-term borrowings                                                    623,623                     1,157,991
Current portion of long-term debt                                        383,265                       565,546
                                                                     -----------                   -----------
                                                                       8,355,021                     9,317,344
Long-term liabilities
Long-term debt                                                         3,240,053                       439,520
Other long-term liabilities                                              952,000                             -
Reclamation costs                                                      5,562,881                     3,558,304
                                                                     -----------                   -----------
     Total liabilities                                                18,109,955                    13,315,168
                                                                      ----------                    ----------

Shareholders' equity
Warrants                                                                  63,134                        87,500
Preference shares, without par value; 20,000,000
  shares authorized, none issued or outstanding
Common shares, without par value; unlimited shares
  authorized; 35,479,742 issued and outstanding in
  1996; 26,534,742 in 1995                                            52,809,980                    38,906,595
Accumulated deficit                                                  (39,133,909)                  (16,064,270)
Cumulative translation adjustment                                       (279,810)                     (339,572)
                                                                    -------------                 -------------
     Total shareholders' equity                                       13,459,395                    22,590,253
                                                                      ----------                    ----------
                                                                     $31,569,350                   $35,905,421
                                                                      ==========                    ==========


Approved on behalf of the Board

/s/Alan R. Bell_______________             /s/ Stanley Dempsey_______________
Alan R. Bell                                 Stanley Dempsey
Director                                        Director
          (See accompanying notes to consolidated financial statements)



                            DAKOTA MINING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (expressed in United States dollars)





                                                   Year ended                 Year ended                Year ended
                                                  December 31,               December 31,              December 31,
                                                      1996                       1995                      1994
                                                      ----                       ----                      ----

Operating revenues                                 $24,556,406               $17,208,608                 $8,441,593
Operating costs
Mine, mill and administration                       26,296,133                13,851,637                  5,433,071
Depreciation, depletion, and
   amortization                                      6,496,371                 4,729,391                  2,162,255
Royalties and severance taxes                        1,163,510                   743,713                    340,824
Exploration                                            498,908                    87,134                    203,437
Reclamation                                          2,255,429                 2,196,383                  1,978,609
Holding and standby costs                            1,330,026                 3,025,127                  2,324,437
General corporate costs                              1,789,939                 1,293,058                  1,662,077
Property impairment                                  7,922,116                         -                          -
                                                   -----------                ----------                 ----------
                                                    47,752,432                25,926,443                 14,104,710
                                                    ----------                ----------                 ----------
Operating loss                                     (23,196,026)               (8,717,835)                (5,663,117)
                                                   ------------              ------------               ------------
Other income (expense):
   Investment income                                   475,508                   301,193                    326,374
   Interest expense                                   (441,844)                 (496,239)                  (698,389)
   Other                                                92,723                   (76,837)                   296,206
                                                --------------              -------------               -----------
                                                       126,387                  (271,883)                   (75,809)
                                                 -------------               ------------              -------------
Net loss                                          $(23,069,639)              $(8,989,718)               $(5,738,926)
                                                   ============               ===========                ===========

Net loss per common share                              $(0.73)                   $(0.35)                    $(0.33)
                                                        ======                    ======                     ======

Weighted average number of
   shares outstanding                               31,405,369                25,396,310                 17,406,350
                                                    ==========                ==========                 ==========





          (See accompanying notes to consolidated financial statements)



                                             DAKOTA MINING CORPORATION
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (expressed in United States Dollars)

                                                                                                                 Cumulative
                                                Common Shares                                Accumulated         Translation
                                             Shares           Amount            Warrants         Deficit           Account
                                      ---------------  ----------------  ---------------      ------------       -----------
Balance, December 31, 1993                 13,973,068       $17,317,430        3,911,844       $(1,335,626)        $(42,148)
Issue special warrants subsequently
   exchanged for common shares, net
   of offering costs of $734,042            6,000,000         9,498,969                -                 -                -
Exercise of warrants for cash               1,387,040         2,931,226         (760,097)                -                -
Net loss and translation loss                       -                 -                -        (5,738,926)        (297,424)
                                     ----------------       -----------  ---------------        -----------        ---------

Balance, December 31, 1994                 21,360,108        29,747,625        3,151,747        (7,074,552)        (339,572)
Issue special warrants subsequently
   exchanged for common shares, net
   of offering costs of $493,150            4,838,710         5,506,850                -                 -                -
Exercise of warrants for cash                 335,924           772,631         (184,758)                -                -
Expiration of common share
   purchase warrants                                -         2,879,489       (2,879,489)                -                -
Net loss                                            -                 -                -        (8,989,718)                -

Balance, December 31, 1995                 26,534,742        38,906,595           87,500       (16,064,270)        (339,572)
Issue special warrants subsequently
   exchanged for common shares, net
    of offering costs of $974,478           8,700,000        13,475,488           63,134                 -                -
Exercise of options for cash                  245,000           340,397                -                 -                -
Expiration of Pegasus warrants                      -            87,500          (87,500)                -                -
Net loss and transaction loss                       -                 -                 -      (23,069,639)          59,762

Balance, December 31, 1996                 35,479,742       $52,809,980   $       63,134      $(39,133,909)       $ 279,810
                                           ==========        ==========    =============       ============       =========


          (See accompanying notes to consolidated financial statements)



                                             DAKOTA MINING CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (expressed in United States dollars)




                                                              Year ended           Year ended           Year ended
                                                             December 31,         December 31,         December 31,
                                                                 1996                 1995                 1994
                                                                 ----                 ----                 ----
Cash provided by (used in):
Operating activities
Net loss                                                     $(23,069,639)        $(8,989,718)          $(5,738,926)
Add (deduct) non-cash items
   Depreciation, depletion and amortization                     6,496,371           4,656,910             2,448,382
   Property impairment                                          7,131,639                   -                     -
   Reclamation, holding and standby costs accrued (net)         2,809,060           1,969,390              (165,800)
                                                               ----------          ----------           ------------
                                                               (6,632,569)         (2,363,418)           (3,456,344)

Net change in non-cash working
   capital items related to operations                            459,148           2,776,637              (423,149)
                                                              -----------           ---------           ------------
                                                               (6,173,421)            413,219            (3,879,493)
                                                              ------------         ----------            -----------
Investing activities
Additions to property, plant and equipment                     (5,847,542)         (4,357,622)           (2,585,907)
Proceeds from asset dispositions                                    4,757                   -               118,380
Additions to reclamation bonds and other assets                (1,240,592)         (1,271,151)             (259,298)
                                                              ------------         -----------             ---------
                                                               (7,083,377)          5,628,773             2,726,825
                                                              ------------          ---------             ---------
Financing activities
Proceeds form exercise of
   common share purchase warrants                                 340,397             587,873             2,171,129
Proceeds from the sale of special warrants                     14,513,100           6,000,000            10,233,011
Special warrant offering costs paid                              (974,478)           (493,150)             (734,042)
New borrowings                                                  3,242,824           1,992,474               368,155
Repayment of indebtedness                                      (1,092,682)         (3,709,059)           (6,127,636)
                                                               -----------         -----------           -----------
                                                               16,029,161           4,378,138             5,910,617
Effect of exchange rate changes                                    59,762                   -              (290,033)
                                                            -------------   -----------------           ------------
Net change in cash                                              2,832,125            (837,416)             (985,734)
Cash, beginning of period                                       2,260,025           3,097,441             4,083,175
                                                                ---------           ---------             ---------
Cash, end of period                                            $5,092,150          $2,260,025            $3,897,441
                                                                =========           =========             =========





          (See accompanying notes to consolidated financial statements)

                            DAKOTA MINING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Accounting Policies

         Dakota Mining Corporation and its subsidiaries (the "Company") are engaged in the business of investing in and operating precious metals mining projects, producing gold and silver and exploring for, acquiring and developing precious metals properties.

         The consolidated financial statements of the Company are reported in United States dollars in accordance with generally accepted accounting principles in Canada. As described in Note 11, these principles may differ in certain respects from those that the Company would have followed had its consolidated financial statements been prepared in accordance with generally accepted accounting principles and practices in the United States. The significant accounting policies used in these consolidated financial statements are summarized as follows:

         Basis of Consolidation

         The consolidated financial statements include the accounts of the Company, its subsidiaries and a proportionate share of the accounts of partnerships and unincorporated joint ventures in which the Company has an interest. At December 31, 1996, the Company's principal subsidiaries, partnerships and joint ventures and its percentage equity interest in each are as follows:

MinVen Gold (U.S.A.) Corporation                                 100.0%
Brohm Mining Corp. ("Gilt Edge Mine" or "Brohm")                 100.0%
Stibnite Mine Joint Venture ("Stibnite Mine")                    100.0%
The Golden Reward Mining Co., L.P. ("Golden Reward Mine")         40.0%
The Cactus Gold Mines Company Joint Venture ("Cactus Mine")       25.0%

         Use of Estimates

         Management of the Company makes various estimates and assumptions in determining the reported amount of assets, liabilities, revenues and expenses, and in the disclosure of commitments and contingencies. These estimates will change with the passage of time and the occurrence of future events, and actual results may differ materially from the estimates.

         Foreign Currency Translation

         The Company presents its financial statement information in United States dollars as its principal assets and operations are located in the United States.

         The Company uses the current rate method of foreign currency translation whereby the assets and liabilities of its self-sustaining Canadian operations are translated into their United States dollar equivalent at rates of exchange prevailing at each balance sheet date. Revenues and expenses of Canadian operations are translated at average exchange rates prevailing during the periods in which such items are recognized in earnings. Transaction amounts denominated in foreign currencies are translated into their United States dollar equivalents at exchange rates prevailing at the transaction dates.

         Gains and losses arising from translation of the financial statements of Canadian operations are included in the unrealized cumulative translation adjustment account in shareholders' equity. Gains and losses added to this account are recognized in the statement of operations when the related net foreign investment is reduced.

         Cash Equivalents

         The Company considers all temporary cash investments having maturities of three months or less at the date of purchase to be cash equivalents.

         Inventories

         Bullion and ore inventory are valued at the lower of the average unit production cost or net realizable value. Materials and supplies are valued at the lower of average cost or replacement cost.

         Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Exploration costs, pre-production costs, depreciation on equipment and other carrying charges related to the development of mineral properties with indicated economically recoverable reserves are deferred until the start of commercial production. Major expenditures related to the development of identified mineral reserves on producing properties are capitalized. The costs of waste stripping in excess of the expected pit life average stripping ratio are deferred and charged to production on a unit of production basis when the ratio of waste to ore mined is less than the pit life average. Mine exploration costs and development costs to maintain production of operating mines are charged to operations as incurred.

         The Company periodically reviews the carrying value of its properties by comparing the net book value with the estimated undiscounted future cash flow from the property. If the net book value exceeds the undiscounted future cash flow, the Company records an impairment. Changes in the significant estimates and assumptions underlying future cash flow estimates may have a material effect on future carrying values and operating results.

         Depreciation, Depletion and Amortization

         Depreciation of plant and equipment is provided on the straight-line method with useful lives ranging from three to ten years over the lesser of the estimated useful life of the asset or the estimated life of the ore reserves on the units-of-production method. Depletion and amortization of deferred exploration and development costs are provided on the units-of-production method based upon estimated ore reserves.

         Capitalization of Financing Costs

         Financing costs, including interest, are capitalized on expenditures related to significant development or expansion activities on mineral properties. When production commences on these mineral properties, such costs are charged against operations as incurred. There was no capitalized interest in 1996, 1995 or 1994.

         Reclamation Costs

         The Company records a liability for the estimated cost to reclaim mined land by accruing charges to reclamation costs. The estimate is based on the work which is to be performed as set forth in the reclamation plan approved by the agencies responsible for granting the related mining permits. The accrued reclamation liability is reduced as reclamation expenditures are made. If operations are suspended for a significant period, an immediate accrual of estimated reclamation costs to be incurred during the suspension period is recorded.

         Revenue Recognition

         Revenues are recognized when deliveries of gold and silver are made. Gains or losses on forward metal sales contracts, options and other similar arrangements which hedge revenues from future production are not recognized until the hedged production is delivered or the option contract is exercised or expires.

         Hedging

         The Company, from time-to-time enters into fixed forward and spot deferred sales contracts for the sale of its gold as a hedge against changes in prices. Gains or losses related to these transactions are netted against revenue when the hedged production is sold. The Company may also purchase put options for the sale of its gold. The related gains or losses are also netted against revenue when the gold is sold.

         Income Taxes

         Income taxes are provided based on accounting income or loss. Deferred taxes arise principally from claiming depreciation, depletion, amortization, exploration and development costs for tax purposes at amounts differing from those charged to operations for accounting purposes. As the timing differences reverse, taxes previously deferred are charged to income based on the effective rate.

         Loss Per Share

         Net loss per share has been calculated using the weighted average number of common shares outstanding during each period. The exercise of outstanding options and warrants to purchase common shares of the Company would be anti-dilutive.

         Reclassifications

         Certain prior year amounts have been reclassified to conform with the 1996 financial statement presentation.

2.       Merger and Convertible Debenture Offering Subsequent to Year-End:

         On February 5, 1997,  a definitive  Merger  Agreement  with USMX,  Inc.
         (USMX) was signed. Under the terms of the Merger Agreement, shareholders of USMX will receive one Dakota common share for every 1.1 common shares of USMX held and USMX will become a wholly owned subsidiary of Dakota. In connection with the transaction, the Company will issue approximately 14.7 million common shares in order to complete the acquisition. The Company will account for the merger as a purchase. Completion of the merger remains subject to shareholder and creditor approval, review by regulatory authorities, and other customary conditions. Management expects to complete the merger by early May, 1997.

         In order to provide financing for the proposed merger with USMX, on February 5, 1997, the Company entered into an agency agreement with certain Canadian investment dealers (collectively, the "Agents") to sell by way of private placement 25,000 Special Warrants at a price of Cdn$1,000 per Special Warrant for aggregate gross proceeds to the Company of Cdn$25 million. The Special Warrants offering was completed on February 6, 1997 with all proceeds, net of a 6% commission paid to the Agents, placed into an escrow account.

         Each Special Warrant entitles the holder, upon exercise thereof and without payment of any additional consideration, to acquire one 7.5% unsecured subordinated convertible debenture (the "Debentures") of the Company in the principal amount of Cdn$1,000. Each Debenture will be convertible into common shares of the Company at a conversion price of Cdn$2.00 per common share up to and including the last business day immediately preceding February 5, 2004. The debentures will not be redeemable prior to January 29, 2001 but thereafter will be redeemable by the Company if the weighted average trading price of the Company's common shares is 125% of the conversion price for a defined period prior to such redemption. On maturity or redemption, the Company will have the option to repay the principal amount of the Debentures in cash or common shares of the Company at a price equal to 95% of the weighted average trading price for a defined period prior to such maturity or redemption.

         The Company has agreed to use its best efforts to file a prospectus in British Columbia, Alberta, Ontario and Quebec to qualify for distribution the Debentures issuable upon exercise of the Special Warrants and the common shares issuable upon conversion of the Debentures.

         If the Merger is not completed prior to May 31, 1997 or such later date as the Agents may determine in its sole discretion, the number of Dakota Common Shares issuable upon conversion of the Debentures will be such that each Debenture will be convertible for 550 Dakota Common Shares (the "Penalty").

         Proceeds from the Special Warrant offering, after deducting the 6% commission paid to Agents and other expected costs, approximate US$16.9 million. The offering proceeds will principally be used to complete construction and commence start-up of the Illinois Creek Mine owned by USMX, Inc., developmental drilling and for general working capital purposes. Under the terms of the merger agreement, the Company has agreed to provide USMX with a $5 million loan from the proceeds of the Special Warrant offering. The loan is bridge financing needed by USMX to reduce its outstanding accounts payable and to commence start-up of its Illinois Creek Mine. The loan will be collateralized by various USMX assets.


3.       Inventories and Deferred Stripping Costs

         At December 31 in each of the years indicated, inventories were comprised of the following:

                                           1996                     1995
                                           ----                     ----

         Bullion                       $  854,444                $1,290,231
         Ore                            1,524,072                 2,244,420
         Materials and supplies           265,185                   286,525
                                       -----------               -----------
                                       $2,643,701                $3,821,176
                                        =========                 =========

         In 1993, the mining activity at Stibnite Mine consisted primarily of the removal of waste overburden. Accordingly, the costs of waste removal of approximately $1.8 million were deferred. Of this amount, $1.12 million was charged to operations in 1995 with the remainder charged to operations in 1996 as related gold resources were mined. In 1996, the mining activity at Gilt Edge Mine included the removal of waste overburden. Accordingly, the costs of waste removal of $886,086 were deferred.

4.       Property, Plant and Equipment

     At December 31, in each of the years indicated, property, plant and equipment consisted of the following:


                                                                          1996                       1995
         At cost
                  Mining properties                                  $20,451,876                   $14,470,978
                  Plant and equipment                                 12,352,287                    12,312,247
                  Deferred costs                                       3,446,432                     3,700,540
                                                                     -----------                   -----------
                                                                      36,250,595                    30,483,765
         Accumulated depreciation,
          depletion and amortization
                  Mining properties                                   15,254,392                     3,435,856
                  Plant and equipment                                  4,809,662                     3,532,968
                  Deferred costs                                       1,036,142                       542,427
                                                                    ------------                   -----------
                                                                      21,100,196                     7,511,251
                                                                      ----------                    ----------
                                                                     $15,150,399                   $22,972,514
                                                                      ==========                    ==========

5.       Short-term Borrowings

         In April, 1996, the terms of a short-term borrowing arrangement with D.
         H. Blattner & Sons ("Blattner") were redetermined. The Company has signed a Secured Loan Note which provides for monthly payments including accrued interest of $75,000 commencing May 1, 1996 and continuing until September 1, 1997. The loan bears interest at 8.5% per annum, is collateralized by the assets of Stibnite Mine and is guaranteed by the Company. This facility was subordinated by Blattner to Gerald Metals under the Revolving Loan Agreement previously described. On May 21, 1996 Gerald Metals purchased the Secured Loan Note from Blattner in a transaction not involving the Company. The remaining unpaid balance as of December 31, 1996 is $624,000. This is not part of the Revolving Loan Agreement discussed in Note 6(c).

         Management   believes   the  fair   value  of   short-term   borrowings
approximates the carrying value.

6.       Long-term Debt

         Long-term debt at December 31 is comprised of the following:

                                              1996                   1995
                                              ----                   ----
         Note payable to Harley Hall      $   358,400           $   716,800
         Equipment notes payable               34,918               288,266
         Line of Credit Facility            3,230,000                   -
                                            ---------             ---------
                                            3,623,318             1,005,066
         Less current portion                 383,265               565,546
                                            ---------            ----------
                                          $ 3,240,053           $   439,520
                                           ==========            ===========

         (a)      Note Payable to Harley Hall

                  At December 31, 1996, the remaining balance due to Harley Hall, doing business as Hall Construction, ("Hall") is repayable by the Golden Reward Mine in 12 equal monthly principal payments (amounting to $896,000 annually, the Company's 40% share is $358,400) plus accrued interest. The amount owed to Hall bears interest at the following rates: (i) from December 30, 1995 to December 29, 1996, at United States prime plus 1.5%; and (ii) thereafter, at United States prime plus 1%. The amount owed to Hall is secured by a mechanics' lien on the Golden Reward Mine. The Company's 40% share of the note is reflected in the table above.

         (b)      Equipment Notes Payable

                  The equipment notes payable are for equipment purchased from a supplier who agreed to a repayment term over three years on a graduated payment basis. Interest ranging from 6% to 16.5% per annum is payable monthly. The notes are secured by the equipment which is located at the Gilt Edge Mine.

                  Management   believes  the  fair  value  of   long-term   debt
approximates the carrying value.


         (c)      Line of Credit Facility

                  On February 28, 1997, the Company entered into a letter agreement with Gerald Metals Inc. to amend and restate the terms of a Revolving Loan Agreement dated April 19, 1996. Under the amended terms, the revolving loan will be converted to a term loan of up to $5.0 million, will be repayable at the rate of $1.0 million per month commencing in June 1998, will bear interest at LIBOR plus 2.25% and will be collateralized by Dakota's underlying assets at its Gilt Edge and Stibnite mines. Accordingly, the amounts outstanding at December 31, 1996 under the Revolving Loan Agreement have been classified as long-term .

                  Gerald has also agreed to provide the Company with a $2.5 million stand-by credit facility to serve as bridge financing until completion of the merger with USMX and release of remaining proceeds from the offering of special warrants. Refer to Note 2 for a description of these matters. The stand-by facility will be collateralized by a portion of the $5 million advance to be made to USMX, will bear interest at LIBOR plus 2.25% and the Company will be obligated to pay a commitment fee of 1/2 of one percent on the unused portion. The stand-by facility will be repayable on or before July 31, 1997.

         (d)      Interest Paid

          Interest paid on long-term debt and short-term borrowings was $441,844 in 1996, $560,639 in 1995, and $1,213,119 in 1994.

7.       Share Capital

         (a)      Stock Options to Directors and Employees

         The Company has established a stock option plan for directors, officers and employees covering 3,000,000 common shares. At December 31, 1996, options and warrants to purchase 1,708,525 common shares were outstanding with terms of up to five years from the date of grant at an exercise price equal to the market price prevailing at the time of the grants, as detailed in the following table:



                                                       Number of         Cdn $                             Exercise
                                                        Common        Option Price                          Price
                                                         Shares        Per Share        Warrants(1)        Per Share
         ------                                       ---------       -----------        ---------        ----------
         Outstanding, December 31, 1993                597,925        $3.50-$16.79         16,463           $1.50
         Granted in 1994                                40,000               $2.90              -
         Surrendered or expired, 1994                  (24,423)        $3.50-$4.23         (2,211)          $1.50
                                                     ----------                         ----------
         Outstanding, December 31, 1994                613,502        $2.90-$16.79         14,252            1.75(1)
         Granted in 1995                               793,132         $1.60-$2.00                          $1.75
         Surrendered or expired, 1995                  111,680        $2.00-$16.79        (14,252)           -
                                                       -------                            --------
         Outstanding, December 31, 1995              1,294,954       $1.60 - $4.23              -            -
         Granted in 1996                               784,375         $2.45-$3.16              -            -
         Surrendered or expired, 1996                 (370,804)        $1.60-$4.23              -            -
                                                      ---------
         Outstanding, December 31, 1996              1,708,525         $1.80-$3.50              -            -
                                                     =========                           ==========

         (1)      Effective  September 16, 1994,  the exercise  price  increased to $1.75  pursuant to the terms of the warrants.

         (b)      Other Stock Purchase Rights

         Information concerning other stock purchase rights granted by the Company are as follows:

                                                           Common            Exercise
                                                           Shares             Price             Expiration

         Citibank, N.A.                                   166,625            Cdn$4.68               7/31/97
         Gerald Metals, Inc.                              100,000               $1.57               9/21/99
         Gerald Metals, Inc.                              100,000            Cdn$1.80               3/20/02
         Common Share Purchase Warrants                 4,550,000            Cdn$2.65              12/14/97


8.       Income Taxes

         (a) As a result of accumulated losses for which the Company receives no current tax benefit, there is no income tax benefit or expense for 1996, 1995 or 1994.

         (b) The Company does not have an effective tax rate as a result of losses without any resulting tax benefit. Therefore, the United States statutory income tax rate of 34% is fully eliminated by such losses.

         (c) At December 31, 1996, the Company's United States operations had net operating loss carry-forwards for tax purposes of approximately $56 million. A majority of the loss carry-forwards are restricted under United States tax laws regarding the availability and future utilization of net operating loss carry-forwards resulting from ownership changes. These losses expire in various amounts through the year 2010. The differences between losses for financial reporting and tax purposes arise primarily as a result of timing differences.

9.       Commitments and Contingencies

         (a) The Company is committed to total minimum payments under various lease and royalty agreements to 2012, including its pro rata share from its joint ventures. These commitments for each of the next five years are as follows:

                  Years                          $ Amounts
                  -----                          ---------
                  1997                           $503,659
                  1998                           $794,850
                  1999                           $433,563
                  2000                           $336,649
                  2001                           $318,750
                  Thereafter, annually           $318,750

         (b) The Company has an employee savings plan wherein it matches employee contributions to the plan, up to 3% of each employee's compensation. During 1996, 1995 and 1994, the Company, contributed $50,334, $64,576, and $60,151, respectively to the plan, including its pro rata share from joint ventures.

         (c)      Environmental Matters

                  In April 1993, the South Dakota Department of Environmental and National Resources ("DENR") issued an order ("Order") regarding remediation efforts related to acid rock drainage at the Gilt Edge Mine. The Order remains in effect. The Order principally required that, unless discharge water meets certain permitted terms and conditions, there shall be no discharge of acid mine drainage and that the Company's wholly-owned subsidiary, Brohm, submit a comprehensive mitigation plan to address specific short term as well as long term plans for the site. On January 19, 1996, Brohm received final approval of an updated and amended plan from the State of South Dakota. Brohm estimates that further reclamation and mitigation costs in connection with the Order will approximate $3.2 million which amount has been fully accrued. Brohm has provided the State of South Dakota with a form of financial assurance in the amount of $7.9 million to ensure that the reclamation and remediation activities set forth in the comprehensive plan will be performed. At December 31, 1996, Brohm had provided the State of South Dakota with cash deposits of $2.4 million and has provided the State of South Dakota with a demand note as proof of financial assurance in the amount of $5.5 million. All interest earned from the cash deposits is added to the principal of such deposits. The demand note is callable only under certain conditions which principally relate to events whereby Brohm would fail to fulfill its obligations under the comprehensive plan. The demand note is subject to periodic adjustments as reclamation activities are carried out and/or changes to the plan are made. The Company anticipates that at its planned rate of expenditure required reclamation will be completed by the end of 1997 that the demand note will be cancelled.

                  Further, at a future date when Brohm provides notice to the State of South Dakota that the mine will close and that post closure care is to begin, Brohm will be obligated to establish a post closure fund or other financial assurance acceptable to the State to ensure long-term treatment and maintenance of the site. The amount of the post closure financial assurance is not expected to be less than $3.0 million although no final determination will be made until the mine actually closes.

                  The Company is required to meet certain equity covenants of $20 million as a condition of its permits with the State of South Dakota. As of December 31, 1996 the Company did not meet this requirement, however the Convertible Debenture Offering as discussed in Note 2 will ensure that the Company meets this requirement on a go-forward basis.

         (d)      Hedging Activities - Gerald Metals, Inc.

                  The Company from time-to-time enters into gold price protection agreements. As of December 31, 1996 the Company had entered into various option contracts with Gerald Metals to deliver 7,500 ounces of gold at a minimum price of $370.00 per ounce and a maximum of $385.00 per ounce during the period from January 31, 1997 through June 30, 1997. In addition, forward sales contracts for 16,000 ounces at an average price of $387.00 were in place at year-end.

                  The fair value of the Company's hedging instruments based on the notional gain using market prices as of December 31, 1996 was approximately $309,000 for the forward sales options and option contracts.

         (e)      Reclamation Costs

                  The ultimate amount of the reclamation obligations to be incurred is uncertain, however the Company estimates these costs to be $6.9 million at Gilt Edge Mine, $721,000 at Stibnite Mine and $900,000 for the Company's 40% share at Golden Reward. Of the total $8.4 million in estimated costs, $6.0 million has been accrued for as of December 31, 1996. The remaining costs will be accrued as mining continues at Gilt Edge Mine and Stibnite Mine. However, no assurances can be given that the above estimates accurately reflect the actual costs of all reclamation activities that may be required.

10. Generally Accepted Accounting Principles (GAAP) in Canada and the United States

         The Company follows Canadian accounting principles which are different in some respects from accounting principles applicable in the United States. There are no significant differences in 1996, 1995 or 1994 between Canadian accounting principles and U.S. GAAP pertaining to the Company.

         (a) There are no material differences in the application of United States accounting principles on accumulated deficit, share capital and cumulative translation adjustment.

         (b) Under U.S. GAAP, the Company would calculate deferred income taxes using an asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred taxes in the balance sheet under U.S. GAAP as of December 31 would therefore be as follows ($000's):

                                                                              1996                      1995
                                                                       ----------------       --------------------
                                                                   Canada          U.S.      Canada            U.S.
      Taxable temporary differences
        Noncurrent
           Mining costs capitalized for financial
           reporting purposes                                  $          -     $   (300)  $        -       $(2,500)
           Accounting differences attributed to joint ventures            -       (2,200)           -        (2,700)
           Other                                                          -       (2,900)           -        (3,000)
                                                                -----------       -------    --------        -------
                                                                          -       (5,400)           -        (8,200)
                                                                -----------       -------    --------        -------

      Deductible temporary differences
        Current
           Tax basis of inventories in excess of book basis               -          200            -          (100)
                                                                  ---------     --------     --------       --------
        Noncurrent
           Tax basis of fixed assets in excess of book basis              -       12,900            -        12,600
           Reclamation costs not deductible for tax purposes              -        1,900            -         1,300
           Other                                                          -          200            -           200
                                                                                --------     --------       -------
                                                                          -       15,000            -        14,100
                                                                  ---------       ------     --------        ------
                                                                          -        9,800            -         5,800
      Net operating loss carryovers                                   1,800       23,200        1,500        19,200
                                                                     ------       ------     --------        ------
      Net total deferred tax assets                                   1,800       33,000        1,500        25,000
      Valuation allowance                                            (1,800)     (33,000)      (1,500)      (25,000)
                                                                     -------     --------      -------      --------
                                                                 $        -     $      -     $      -      $      -
                                                                   =========     ========     ========    ==========



(c) At December 31, 1996 the Company has one stock-based compensation plan, which is described below. The Company applies the intrinsic value method in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement 123 - Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                             1996                      1995
                                             ----                      ----
 Net loss        As reported             $(23,069,639)              $(8,989,718)
                 Proforma                 (23,626,933)               (9,390,332)

Primary loss per
common share     As reported                $(0.73)                  $(0.35)
                 Proforma                   $(0.75)                  $(0.37)

                  The fair value of each option grant is estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted average assumptions used for grants in 1996, and 1995, respectively: dividend yield of 0% for both years; expected volatility of 33%, and 58%, risk-free interest rates between 5.28% and 6.61% and expected lives of two to three years.

                  A summary of the status of the Company's stock option plan as of December 31, 1996 and 1995, and changes during the years on those dates is presented below:

                                                             1996                             1995
                                                             ----                             ----

                                                                   Weighted                          Weighted
                                                                    Average                           Average
                                                                   Exercise                          Exercise
                                                   Shares            Price           Shares            Price
                                                -----------        ---------       ----------       ---------
         Fixed options
         Outstanding at beginning
           of year                               1,294,954           $2.54            613,502         $3.57
         Granted                                   784,375           $2.76            793,132         $1.93
         Exercised                                 245,000           $1.90                  -          -
         Outstanding and exercisable,
           at end of year                        1,708,525           $2.71          1,294,594         $2.54
         Weighted average fair
           value of options granted
           during the year                                           $2.76                            $1.93


          The range of exercise prices is from $1.80 to $3.50 with a weighted remaining contractual life of two years.

         (d) The following table sets forth the components of the net change in non-cash working capital items related to operations as reflected in the consolidated statement of cash flows under U.S.
                  GAAP.

                                                                         1996                1995           1994
                                                                         ----                ----           ----
                  Add (deduct) non-cash working capital items:
                     Inventories                                        $1,177,475      $(2,529,304)    $     2,562
                     Deferred stripping costs                             (218,130)       1,159,260        (163,897)
                     Other current assets                                 (402,040)         (56,729)       (115,312)
                     Accounts payable                                     (236,992)       3,473,531         390,591
                     Accrued liabilities                                   138,835          729,879         767,357)
                                                                         ---------       ----------       ----------
                                                                        $  459,148       $2,776,637      $ (423,149)
                                                                         =========        =========        =========


11.      Ownership Interest in Golden Reward Mine

         The Company owns a 40% interest in Golden Reward Mine, with the remaining 60% interest being owned by two subsidiaries of Wharf Resources Ltd. ("Wharf"). The Company's proportionate share of the partnership's condensed statements of net assets as of December 31, 1996 and 1995 and condensed statements of operations and cash flows for each of the years in the three year period ended December 31, 1996 are as follows:

                                                                  1996                   1995                1994
                                                                  ----                   ----                ----
         Condensed Statements of Net Assets
            Current assets                                      $  569,273             $1,313,421
            Property, plant and equipment, net                   1,264,336             10,047,931
            Other assets                                           575,849                464,193
                                                                ----------           ------------
               Total assets                                      2,409,458             11,825,445
                                                                 ---------             ----------
            Accounts payable and other
               current liabilities                                 486,829                428,777
            Current portion of long-term debt                      358,400                364,400
            Long-term debt                                               -                358,400
            Other long-term liabilities                          1,843,911                370,701
                                                                ----------           ------------
               Total liabilities                                 2,689,140              1,522,278
                                                                ----------            -----------
                                                               $  (279,682)           $10,303,167
                                                                ===========            ==========
         Condensed Statements of Operations:
            Revenues                                             3,957,670              7,309,158           7,418,342
                                                              ------------            -----------         -----------
            Mine cash production costs                           3,003,781              4,363,047           4,796,759
            Royalties                                               96,269                193,720             167,117
            Holding and standby costs                            1,330,026                      -                   -
            Exploration                                             66,535                      -                   -
            Reclamation                                            639,496                208,298             117,472
            Depreciation and depletion                           1,645,603              3,277,390           2,155,086
            Property impairment                                  7,922,116                      -                   -
                                                                 ---------        ---------------     ---------------
               Total operating costs                            14,703,826              8,042,455           7,236,434
                                                                ----------              ---------           ---------
            Operating income (loss)                            (10,746,156)              (733,297)            181,908
            Other income (expense)                                  86,001               (225,334)           (450,137)
                                                              ------------            ------------          ----------
                                                              $(10,660,155)           $  (958,631)         $  268,229)
                                                               ============            ===========          ==========

         Condensed Statements of Cash Flows
         Cash provided by operating activities                 $   280,050            $ 2,668,071        $  1,551,483
         Cash used in investing activities                         (94,663)            (1,058,452)           (483,799)
         Cash used in financing activities                        (364,400)            (1,707,985)         (1,346,654)
                                                                -----------            -----------         -----------
         Net decrease in cash                                     (179,013)               (98,366)           (278,970)
         Cash, beginning of period                                 459,430                557,796             836,766
                                                                 ---------              ---------           ---------
         Cash, end of period                                    $  280,417             $  459,430          $  557,796
                                                                 =========              =========           =========



         Based upon uncertainties arising from the proximity of certain unpermitted reserves to a ski hill, the operator of Golden Reward L.P. reflected in the financial statements of the partnership an impairment of its investment in mineral properties relating to the Golden Reward Mine. The Company recorded this impairment of approximately $7.9 million in its 1996 Financial Statements after Golden Reward L.P. failed to reach an agreement regarding the acquisition of certain surface rights owned by the ski hill. Of this amount, $790,477 pertains to the write-down of inventory. During the second quarter of 1996, the Company recorded an accrual of $1.7 million, representing its share of reclamation and other costs accrued due to the cessation of mining operations.

         The owners have disagreed regarding certain operational and financial matters for the Golden Reward Mine, including planned future operations and related funding requirements. The resolution of these matters is not presently determinable.

         For the years ended December 31, 1996, 1995 and 1994, Wharf Resources Management Inc., the operator of Golden Reward Mine and 60% owner of Golden Reward L.P., was reimbursed $425,000, $530,000, and $420,000, respectively, by Golden Reward Mine for technical and administrative services.



                                             Quarterly Financial Data
                                                    (unaudited)

                                            March 31           June 30     September 30      December 31          Full Year
                                            --------           -------     ------------      -----------          ---------
1996

Revenues                                   $3,196,715        $3,604,052       $9,064,863        $8,690,776      $24,556,406
Operating loss                               (917,139)       (3,379,194)      (9,485,310)       (9,414,383)     (23,196,026)
Other expense                                 (28,294)          171,981           39,514           (56,814)         126,387
Net loss                                     (945,433)       (3,207,213)      (9,446,227)       (9,470,766)     (23,069,639)
Net loss per share                             $(0.04)           $(0.11)          $(0.27)           $(0.27)           $(0.73)

1995

Revenues                                   $1,967,445        $1,480,343       $3,188,095       $10,572,725      $17,208,608
Operating loss                             (1,170,173)       (1,723,899)      (1,100,957)       (4,722,806)      (8,717,835)
Other expense                                 (54,035)           (1,997)         (46,065)         (169,786)        (271,883)
Net loss                                   (1,224,208)       (1,725,896)      (1,147,022)      (4,892,5920       (8,989,718)
Net loss per share                             $(0.06)           $(0.07)          $(0.04)           $(0.18)           $(0.35)


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

         Reference is made to the information set forth under the captions "Dakota Management," "Dakota Security Ownership of Certain Beneficial Owners," "Dakota Certain Relationships and Related Transactions," and "Capitalization and Description of Dakota Securities" in the Registrant's definitive Proxy Statement (Registration No. 333-23453) to be filed pursuant to Regulation 14A on or before April 30, 1997, which information is hereby incorporated by reference.

PART IVI

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements

         The Auditors' Report and Consolidated Financial Statements of Dakota Mining Corporation are included in Part II, Item 8 of this Form 10-K.

         (b)      Reports on Form 8-K.

                  None

         (c)      Exhibits.

         Exhibits referenced herein and which are not specifically included herein are included herein by reference to the document filed with the SEC which is set forth in the parenthetical contained in the description of such exhibit.

2.1 Arrangement Agreement between the Registrant, VenturesTrident, L.P., VenturesTrident II, L.P., Holders of the Senior Exchangeable Promissory Notes and Montreal Trust Company of Canada dated June 9, 1993 and Interim Order (see Schedules 2 and 3 to the Registrant's Notice of Annual and Special Meeting of Shareholders and Management Proxy Circular dated August 17, 1993).

2.2 Final Order from the Supreme Court of British Columbia dated September 14, 1993 (see Exhibit 4-e to the Registrant's Current Report on Form 8-K dated September 15, 1993).

2.3 Arrangement Agreement dated July 31, 1992 by and among the Registrant, United Coin Mines Limited, Moruya Gold Mines of North America, Inc., Moruya Gold Mines of South Dakota, Inc. and Dakota Gold Mining Inc. (see Exhibit 1 to the Registrant's Current Report on Form 8-K dated October 8, 1992).

2.4 Agreement and Plan of Merger dated February 5, 1997 among the Registrant, Dakota Merger Corporation and USMX, Inc. (see Appendix A to Registrant's Registration Statement on Form S-4. File No. 333-23453).

3.1 Pro-Forma Articles of Continuance of the Registrant. (see Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-73958).

3.2 Bylaws of the Registrant, as amended. (see Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-73958).

4.1 Specimen certificate for Common Stock, no par value (see Exhibit 1 to the Registrant's Registration Statement on Form 8-A, as amended, filed with the Commission on September 16, 1993).

4.2 Purchase Warrant Indenture dated February 4, 1997 between the Registrant and Montreal Trust Company of Canada (see Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

4.3  Trust  Indenture  dated  February 4, 1997 between  Registrant  and Montreal
     Trust Company of Canada (see Exhibit 4.3 to Registrant's Registration Statement on Form S-4, File No. 333-23453).

4.4  Special Warrant Indenture dated February 4, 1997 between the Registrant and
     Montreal  Trust  Company  of  Canada  (see  Exhibit  4.4  to   Registrant's
     Registration Statement Form S-4, File No. 333-23453).

10.1 Cactus Joint Venture Agreement dated November 1, 1993, among Middle Buttes Partners Ltd., CoCa Mines Inc. and Compass Mining, Inc. (see Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

10.2 Limited Partnership Agreement of the Golden Reward Mining Company Limited Partnership between Wharf Gold Mines Inc., Dakota Gold Mining Inc. and Wharf Reward Mines Inc. dated October 8, 1992 (see Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
     1992).

10.3 Amending Agreement dated February 12, 1993 to the Asset Purchase Agreement and Limited Partnership Agreement of the Golden Reward Mining Company Limited Partnership between Wharf Gold Mines Inc., Dakota Gold Mining Inc. and Wharf Reward Mines Inc. (see Exhibit 10.23 to the Registrant's Annual Report on From 10-K for the year ended December 31, 1992).

10.4 Employment Contract dated May 19, 1991 between the Registrant and Alan R. Bell (see Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.5 Employment  Contract  dated June 17, 1991 between the Registrant and Robert
     R. Gilmore (see Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.6 Amended and Restated  Employees' and Directors'  Share Incentive Plans (see
     Exhibit 28.1 to the Registrant's Registration Statement on Form S-8 as filed with the Commission on September 16, 1993).

10.7 Option for  Services  Agreement  dated  July 21,  1992 by and  between  the
     Registrant and CitiBank N.A. (see Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, File No. 33-73958).

10.8 Agreement for the Sale of Equipment and Personal Property and the Resolution of Contract Matters dated September 30, 1993, by and among Golden Reward Mining Company, L.P., Wharf Resources Management Inc., Wharf Gold Mines, Inc., Dakota Gold Mining, Inc., Wharf Reward Mines, Inc. and Harley Hall, individually and d/b/a Hall Construction Company. (see Exhibit
     10.24 to the Registrant's Registration Statement on Form S-1, File No. 33-73958). 10.9 Net Smelter Return Royalty Agreement dated March 8, 1995 between the Registrant, Brohm Mining Corp. and Repadre International Corporation (see Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.10Demand Note as Proof of Financial Assurance dated March 16, 1995 between the Registrant, MinVen Gold (U.S.A.) Corporation and the State of South Dakota. (See Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.11Stock  Option  Agreement   between   Registrant  and  Gerald  Metals  dated
     September 21, 1995 (see Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

10.12Agency  Agreement  dated February 4, 1997 among the  Registrant,  Canaccord
     Capital  Corporation,  Scotia McLeod,  Inc. and Newcrest  Capital Inc. (see
     Exhibit 10.13 to Registrant's Registration Statement on Form S-4, File No. 333-23453).

10.13*  Amended  and  Restated  Loan  Agreement  dated  March 20,  1997  between
     Registrant and Gerald Metals, Inc. regarding a $7.5 million working capital, refinancing and hedging facility.

10.14Support  Agreement dated February 4, 1997 among the Registrant,  USMX, Inc.
     and Pegasus Gold Inc. (see Exhibit 10(b) to Current Report on Form 8-K of USMX, Inc. dated February 4, 1997)

10.15Option  Agreement  dated February 4, 1997 from USMX, Inc. to the Registrant
     (see Exhibit 10(a) to Current Report on Form 8-K of USMX, Inc. dated February 4, 1997).

10.16Loan Agreement  dated March 11, 1997 among the  Registrant,  USMX, Inc. and
     USMX of Alaska, Inc. (see Exhibit 10.17 to Registrant's Registration Statement on Form S-4, File No. 333-23453).

10.17Mortgage  dated  March 11,  1997 from USMX,  Inc.  to the  Registrant  (see
     Exhibit 10.18 to Registrant's Registration Statement on Form S-4, File No. 333-23453).

10.18Intercreditor  Agreement  dated March 11, 1997 between the Registrant and N
     M Rothschild & Sons Limited (see Exhibit 10.19 to Registrant's Registration Statement on Form S-4, File No. 333-23453).

11.1* Statement re: Computation of Per Share Earnings.

21.1* Subsidiaries of the Registrant.

23.1*Consent of KPMG,  Chartered  Accountants,  with  respect  to the  Financial
     Statements of the Registrant.

23.2* Consent of Glenn R. Clark & Associates Limited

23.3* Consent of DMBW, Inc.

*Filed herewith.

GLOSSARY OF CERTAIN MINING TERMS

         The following is a glossary of some of the terms used in the mining industry and referenced herein:

         "Adsorption"  A process in which  soluble  complexes of gold and silver
         physically   adhere  without  chemical  reaction  to  activated  carbon particles.

         "Contained Gold" The total measurable gold or gold equivalent in grams or ounces estimated to be contained within a mineral deposit. A calculation or estimate of contained gold makes no allowance for mining dilution or recovery losses.

         "Cut off grade" The grade of mineralization, established by reference to economic factors, above which material is included in mineral deposit reserve/resource calculations and below which the material is considered waste. May be either an external cut-off grade which refers to the grade of mineralization used to control the external or design limits of an open pit based upon the expected economic parameters of the operation, or an internal cut-off grade which refers to the minimum grade required for blocks of mineralization present within the confines of an open pit to be included in mineral deposit estimates.

         "Desorption" A process in which gold and silver physically adhered to carbon particles in the adsorption process are stripped from the carbon particles using a weak acid solution.

         "Gold Deposit" A mineral deposit mineralized with gold but without reference to its potential economics.

         "Gold Equivalent" A method of presenting combined gold and silver concentrations or weights for comparison purposes. Commonly involves expressing silver as its proportionate value in gold based on the relative values of the two metals. When gold equivalent is used to express metal sold, the calculation is based on actual prices received. When grades are expressed in gold equivalent, the relative recoveries of the two metals are also taken into account.

         "Grade" The amount of valuable mineral in each ton of mineralized material, expressed as troy ounces (or grams) per ton or tonne of gold or as a percentage of copper and other base metals.

         "Heap Leaching" A method of gold and silver extraction in which mineralized material is heaped on an impermeable pad and sodium cyanide solution is applied to the material. The gold and silver are dissolved out of the material as the solution percolates down through the heap, the pregnant solution is collected from below the heap and the gold and silver are precipitated from the pregnant solution in vessels or columns containing activated carbon or zinc powder.

         "Leach Pad" A large, impermeable foundation or pad used as a base for ore during heap leaching. The pad prevents the leach solution from escaping out of the circuit.

         "Lode Mining Claim" A mining claim located on a vein or lode of quartz or other rock in place, bearing gold, silver, cinnabar, tin, lead, copper, or other valuable deposits.

         "Mineral Deposit, Deposit, or Mineralized Material" A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify under SEC standards as a commercially mineable ore body or as containing ore reserves, until final legal, technical, and economic factors have been resolved.

         "Net Smelter Return Royalty" A royalty payment made by a producer of metals, usually to a previous property owner or Governmental authority, based on the value of gross metal production from the property, less deduction of certain limited costs including smelting, refining, transportation and insurance costs.

         "Net Profits Interest Royalty" A royalty payment made by the producer of metals, usually to a property owner or Governmental authority, based on the value of gross metal production from the property, less deduction of certain costs including smelting, refining, transportation and insurance costs (often referred to as realization costs) plus direct operating costs associated with the mining and treatment of ore and the mining of associated waste.

         "Open Pit Mining" The process of mining ore body from the surface in progressively deeper steps. Sufficient waste rock adjacent to the ore body is removed to maintain mining access and to maintain the stability of the resulting pit.

         "Ore" A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit, or from which some part may be profitably separated.

         "Ounce (Oz)"  Troy ounce.

         "Oxidized Ore (Also Referred to as "Oxide Ore")" Mineralized rock which can be profitably mined and in which some of the original minerals have been oxidized by natural processes. Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the rock will be more readily dissolved.

         "Oz/ton (Opt)"  Troy ounces per short ton.

         "Patented Mining Claim" A mining claim on the public land of the United States, under the mining laws, for which a patent has been issued conveying the title of the United States to the patentees.

         "Porphyritic" A rock texture in which one mineral has a larger grain size than the accompanying minerals.

         "Probable Reserves" Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

         "Proven/probable Reserves" A term used if the difference in degree of assurance between the proven and probable categories cannot be reliably defined.

         "Proven Reserves" Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of reserves are well established.

         "Reserve" That part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "ore" when dealing with metalliferous minerals.

         "Reverse Circulation Holes" Exploration drill holes in which the fine and coarse rock chips created during drilling are rapidly flushed to the surface so that a representative sample can be obtained.

         "Stock" A body of intrusive rock that covers less than 40 square miles, has steep dips and is generally discordant with surrounding rock.

          "Strike Length" The longest horizontal dimensions of a body or zone of mineralization.

          "Stripping Ratio" The ratio of waste material to ore that is experienced in mining an ore body.

         "Unpatented Mining Claim" A mining claim located on the public lands of the United States, for which a patent has not been issued. An unpatented mining claim is a possessory interest only, subject to the paramount title of the United States. The validity of an unpatented mining claim depends upon the existence of a valuable mineral deposit within the boundaries of the claim and compliance with mining codes.

                                                    SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, effective March 22, 1996.

DAKOTA MINING CORPORATION
Registrant

By:       c/s Alan R. Bell                      By:        c/s Robert R. Gilmore
         Alan R. Bell, President and         Robert R. Gilmore - Vice President,
         Chief Executive Officer             Finance and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons in counterpart which taken together shall constitute execution on behalf of the Registrant on the dates indicated.


Date:    March 26, 1996                      By:   c/s    Alan    R.  Bell
------------------------                        --------------------------------
                                                   Alan R. Bell, Director



Date:                                        By:

                                                  Landon T. Clay, Director

Date:    March 26 1996                       By:   c/s    Stanley  Dempsey
-----------------------                        ----------------------------
                                                   Stanley Dempsey, Director

Date:    March 26, 1996                      By:    c/s Edward G. Thompson
-----------------------                       -----------------------------
                                                Edward G. Thompson, Director

Date:                                        By:

                                                 Tor Jensen, Director