Form 10-K/A
period 1996-12-31
DAKOTA MINING CORP
filed 1997-05-06
CIK 848448

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



APRIL 30, 1997                                Dakota Mining Corp.
                                                  (Registrant)

                                             By:  /s/ Alan R. Bell
                                             ----------------------------
                                             Alan  R. Bell, President  and
                                             Chief Executive Officer




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


         Proposed Changes in Mining Laws. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended, to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of April 30, 1997, no such bills had been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new federal reclamation, environmental control and other restoration requirements. Recently, the Secretary of the Interior directed the Bureau of Land Management to form a task force to prepare and publish for public comment revisions to the hardrock mining surface management regulations implemented in 1981. The Secretary suggested that such revised regulations address implementation of a technology based standard in conduct of hardrock mining, development of performance standards for hardrock mining and reclamation, increasing regulation of operations of less than five acres, and increasing coordination with state regulators. As of March 21, 1997, no such bills have been passed or regulations proposed or promulgated.


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

ITEM 2:   PROPERTIES


     Reference hereafter, is occasionally made to sulfide or oxide ore and/or mineralized deposits. Sulfide materials are mineralized rock in which much of the gold is contained in sulfide. Such sulfide materials are generally mined and processed by means of crushing the ore into fine particles and floating the particles in a solution to separate the gold. This process is capital intensive and often not an economic means of processing lower grade mineral deposits.

     Oxide ore and/or mineralized deposits are sulfide deposits that have been oxidized. Unlike sulfide deposits, gold can be extracted from oxide deposits through the use of cyanide heap leaching solutions. Because cyanide heap leaching is generally a less expensive process than crushing and floating sulfide materials, lower grade mineral deposits can be more economically mined. For this reason, Dakota has incurred costs to investigate methods of treating sulfide materials to render them amenable to cyanide leaching processing. See "Properties - Gilt Edge Mine - Sulfide Mineralized Deposit." Each mineral deposit has unique metallurgical characteristics, and oxide and sulfide mineralized materials are commonly intermingled.


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


(2) Gilt Edge recorded operating costs during the first four months of 1996 of approximately $3.2 million, or $122 cash cost per ounce, which costs were incurred prior to obtaining any gold production from Anchor Hill deposit. Cash costs per ounce are expected to decline in future years as Gilt edge Mine will produce gold year round and will not proportionately increase its operating costs.



[/FN]




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


     Sulfide Deposit. Since 1989, Dakota has been evaluating the possibility of mining the large sulfide mineralized deposit which has been fully delineated and lies directly beneath the two open pits which were mined prior to 1992.


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


         Based upon the bulk test results, Dakota commissioned two studies to evaluate the commercialization of this large gold resource, including an estimate of future capital costs and utilization of bio-oxidation processes to treat sulfide mineralized material at Gilt Edge.



     One study was undertaken to substantiate the economic viability of utilizing a heap leach facility to process certain sulfide gold bearing material at Gilt Edge Mine using the results obtained from the large scale bulk test noted above. However, management of Dakota has not yet concluded that such a facility will be constructed in the near future. Rather, Dakota is continuing to evaluate alternatives which, if successful, could further enhance Gilt Edge Mine by allowing Dakota to process a greater portion of the known sulfide mineralized material. Such alternatives include investigation of a pre-treatment process, including bio-oxidation of sulfide mineralized material prior to cyanidation leaching as described below, and conventional mill grinding of ores.


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


     Exploration. There is exploration potential for other oxide and sulphide areas of mineralized material on the Gilt Edge Mine properties. Most of the potential oxide tonnages are in small "pockets" (relative to the much more extensive sulphide mineralization) that could prolong mine life to the point that development of sulphide gold deposits takes place. The Anchor Hill oxide deposit, from which production commenced in 1996, remains as the largest oxide deposit defined to date. In addition, the Southeast Langley oxide deposit, which will compliment Anchor Hill production in 1997, will require additional drilling to fully delineate the reserves in that area. Finally, 1996 exploration drilling intersected significant mineralized intervals in two exploration targets not drilled previously. These areas (Ruby Ridge and West Anchor) are directly adjacent to existing mine and operating facilities and no resource estimate has been calculated for these areas.


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
                                    =========          =====                =======               ======


(1) Average metallurgical recoveries from heap leaching are expected to approximate 71.5% of contained ounces of gold.

[/FN]


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



     Operations. Mining at Golden Reward Mine took place in satellite pits using conventional open-pit mining methods. Ore and waste was drilled and blasted and then the ore is trucked to the crusher. The ore was crushed to a nominal 5/8 inch product, and was transported by conveyor to a rail mounted stacker which loads the ore on to the "on/off" leach pad. This consists of 12 cells each capable of holding 50,000 tons of ore. Gold extraction from the solution is by means of Merrill-Crowe recovery plant. All facilities are in excellent condition and well maintained.


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



                                                                        Grade oz/                 Contained
                                                 Tons                     ton Au                  Ounces Au
--------------------------------------- ------------------------ ------------------------- -------------------------
Proven and Probable Reserves                1.85 million                     0.051                   94,350


Defined Mineral Deposits
         Permitted                            .2 million                     0.034
         Non-Permitted(1)                   4.35 million                     0.035


(1)      Non-permitted   mineralization   represents   extensions   to  existing
         mineralized deposits on contiguous acreage controlled by Golden Reward L.P.





     Certain third party surface rights or facilities encumber the development of 1.57 million tons of proven and probable reserves at an average grade of
0.052 ounces of gold per ton, or 81,640 ounces of gold, and all non-permitted defined mineral deposits. In order to access such mineralized deposits, Golden Reward L.P. will be required to relocate its existing crusher facility and reduce its leach pad capacity by approximately 25% or to acquire or otherwise compensate third parties to acquire or remove their facilities. At the present time, Golden Reward Mine is not actively pursuing the removal of said encumbrances.


         The known reserves and defined mineral deposits at Golden Reward Mine are on patented or private lands and would not be subject to a U.S. federal royalty should the U.S. Congress enact a requirement for such a royalty.


     Exploration. Potential exists for Golden Reward Mine to increase its inventory of mineralized material The development effort has focused on those surface deposits which are amenable to open-pit mining, however, potential also exists for underground deposits which have yet to be evaluated. Golden Reward L.P. has not yet determined that such underground deposits, if any, could economically be developed.


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


         Stibnite Mine recommenced operations in August 1995 after being placed on stand-by for substantially all of 1993 and for 1994 while awaiting operating permits. In July 1995, Stibnite Mine received all requisite operating permits to recommence mining and processing activities and now has all requisite permits to continue operations throughout 1997. See "Stibnite Mine Permitting and Environmental Matters." The following table sets forth certain historical production information concerning Stibnite Mine.




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



(1)      No operations were conducted in 1994 while the mine was on stand-by awaiting operating permits.
(2)      Costs for 1993 are not meaningful due to reduced level of mining activities pending the issue of operating permits.
(3)      Approximately 4,000 ounces of gold remain on the heap leach pads at December 31, 1995 and once recovered in 1996 will increase recoveries to approximately 86%.
(4)      Future cash costs per ounce of gold produced are expected to be substantially lower as Stibnite Mine no longer plans to crush ores but rather will leach ores on a run-of-mine basis.  In addition, mineable head grades are expected to be higher thereby yielding higher ounces for similar quantities of ore tons mined.



[/FN]

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


     Exploration. During 1996, Dakota entered into an agreement with Hecla to develop the sulfide potential in the Stibnite district. Dakota and Hecla each hold 50% of the unitized mineral interest. Under the terms of the agreement, the parties are actively seeking a third party mining company to develop the mineralized material. Dakota's oxide heap leach operations and resources are not to be a part of the unitized assets.

     Modest exploration programs have been conducted over the past several years, principally within three target areas. Drilling results to date have produced encouraging results. These three mineralized areas will be the subject of a continuing drill program in 1997 when it is anticipated that the mineralization and extent of the mineralized material will be defined in order to increase mineable reserves. In addition, soil and stream geochemical sampling and modest geophysical work are planned for the coming year. Dakota expects to expend approximately $531,000 in 1997 for exploration.


         The Stibnite Mine district has good potential to host significant oxide and sulfide gold deposits. However, due to severe cash limitations in the past few years, exploration efforts have been restricted to oxides and to the needs of short term mine feed. A focused sulfide drilling program could enhance this resource.


     A particular opportunity exists at Stibnite Mine due to its strategic land position surrounding the Yellow Pine sulfide mineralized material owned by Hecla. Yellow Pine is undeveloped and reported by Hecla to contain approximately 20 million tons of refractory sulfide material or approximately two to three million ounces of gold. The potential to define additional sulfide material exists primarily on Stibnite Mine lands. Furthermore, should the Yellow Pine deposit be developed at some future date, Stibnite Mine lands may be essential for pit layback, mill site, waste and tailing disposal.


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



     Dakota's engineering staff has also identified other mineralized oxide material outside of the current reserves of approximately 5.68 million ore tons at an average grade of .032 opt gold.


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




     At April 17, 1997, Dakota had 35,479,742 Common Shares outstanding and had approximately 3,500 shareholders of record.


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


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


         USMX Merger. On February 5, 1997, Dakota entered into the Merger Agreement with USMX. Under the terms of the Merger Agreement, holders of USMX Common Stock will receive one Dakota Common Share for every 1.1 share of USMX Common Stock and USMX will become a wholly-owned subsidiary of Dakota. In connection with the transaction, Dakota will issue approximately 15.6 million Dakota Common Shares. The Dakota Common Shares had an approximate market value of $23.2 million or $1.58 per share, based upon an average trading price for Dakota's Common Shares for a reasonable period before and after the Merger was announced. Dakota will account for the Merger as a "purchase". Based upon the opinion of a major independent accounting firm, Dakota anticipates that the Merger will not be taxable to Dakota and should not be taxable to shareholders of Dakota or USMX. Completion of the Merger remains subject to shareholder approval, review by regulatory authorities, and other customary conditions. Dakota expects to complete the Merger in May, 1997.


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


     Dakota has agreed to use its best efforts to file a prospectus in British Columbia, Alberta, Ontario and Quebec to qualify for distribution the Debentures issuable upon exercise of the Special Warrants and the Dakota Common Shares issuable upon conversion of the Debentures. A prospectus has been filed. If qualification is not obtained by June 5, 1997, or such later date as the Agents may determine in their sole discretion, the number of Dakota Common Shares issuable upon conversion of the Debentures will be such that each Debenture will be convertible for 550 Dakota Common Shares (the "Penalty").

     If the shareholders of Dakota do not approve the issuance of the Series B Special Warrants prior to May 31, 1997, then all Series B Special Warrants will automatically be retracted and the holders thereof will receive the original purchase price paid therefor plus a pro rata portion of the interest earned on the purchase price while it was held in escrow. If the Merger is not completed prior to June 5, 1997, the holders of the Series B Special Warrants may elect to retract the Series B Special Warrants.

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


         Inventories decreased from approximately $3.82 million at December 31, 1995 to approximately $2.64 million at December 31, 1996. The decrease principally relates to lower quantities of gold contained on heap leach pads at the Stibnite Mine as of year end. In 1996, estimated recoverable ounces of gold on Stibnite leach pads were approximately 1400 ounces as compared to approximately 4400 ounces in 1995.


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


         Over the next three years, the combined capital expenditures of Dakota and USMX are expected to approximate $11.0 million in 1997, $5.9 million in 1998, and $3.0 million in 1999, excluding any costs to develop USMX's Thunder Mountain Project. In 1997, capital expenditures at Gilt Edge Mine are expected to approximate $5.0 million, $4.6 million for heap leach pad expansion and $400,000 for exploration. Capital expenditures at Stibnite Mine are expected to approximate $1.16 million in 1997 consisting of $530,000 for exploration, $450,000 for mine development and the remainder for equipment replacement. Capital expenditures at Illinois Creek are estimated to be $3.8 million to complete construction of heap leach facilities and an additional $1.0 million will be spent on exploration at Illinois Creek Mine and Thunder Mountain Project after the Merger is complete.

         In 1998, capital expenditures relate primarily to heap leach pad expansion at Gilt Edge Mine - $2.5 million and at Illinois Creek Mine - $2.2 million. The remaining $1.2 million of capital expenditures will be allocated for exploration at Gilt Edge, Illinois Creek and Stibnite Mines depending upon the results of 1997 drilling activities. In 1999, capital expenditures will pertain primarily to heap leach pad expansion and exploration activities.

     For additional information on operating properties, see "Business and Properties of Dakota." Management expects that the cash flows generated from mining activities, together with the proceeds from the offering of Special Warrants and under the Gerald credit facilities, discussed previously, will be adequate to fund all required capital expenditures and operating activities. However, no assurances can be given that Dakota's operations will provide sufficient cash flow to fund these capital expenditures.



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

         Dakota has needs for cash to fund permitting, construction and environmental compliance activities at its Gilt Edge, Stibnite and Golden Reward projects. See Item 2 "Properties"


         Other. In the course of its normal business, Dakota uses forward sales and commodity put and call option contracts to manage its exposure to fluctuations in the price of gold which it produces. Contract positions are designed to ensure that Dakota will receive a defined minimum price for a portion of its gold production. Potential gains on gold price increases are also eliminated under forward sales commitments if such commitments are not bought back.

         Dakota is exposed to credit risk to the extent of an inability of a counterparty to honor contracts; however, management believes the risk of incurring losses due to credit risk is remote. Market risk on financial instruments results from fluctuations in the gold price during the periods in which the contracts are outstanding. Dakota manages its exposure to market risk by matching future physical gold delivery with contract maturities. Risk of loss arises from the possible inability of Dakota to deliver gold.

     Dakota's accounting treatment for hedging is outlined in Notes to Item 8 - "Financial Statements and Supplementary Data."

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


     Environmental Matters and Government Regulation. All of Dakota's exploration, development and production activities are subject to regulation under one or more of the various state, local and federal environmental laws and regulations. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of endangered species, protection of natural resources and others. Such laws and regulations are generally becoming more restrictive. Dakota has made and expects to continue to make in the future, significant expenditures to comply with such laws and regulations. Except as otherwise disclosed in this Form 10-K, Dakota believes that it is in substantial compliance with all applicable material governmental and environmental regulations.



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

         Operating results for the last three years are summarized in the following table:


                                                        1996                     1995                      1994
                                                        ----                     ----                      ----

Operating revenue                                   $ 24,556,406             $ 18,094,834              $ 9,589,821

Loss on gold loan repayment(1)                           -                          -                     (205,558)

Reclassified to holding and standby                       -                      (886,226)                (942,640)



         Net operating revenue                      $ 24,556,406             $ 17,208,608(2)           $ 8,441,623(2)
                                                    ============             ============               ===========



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


     Mine, mill and administrative expense increased substantially in 1996 when compared to 1995. The increase in costs relates primarily to the higher volumes of ore tons mined at Gilt Edge and Stibnite Mines as discussed previously. Although ore tonnages were higher, lower ore grades in 1996 adversely effected cash costs per ounces of gold sold. In addition, costs at Gilt Edge Mine in 1996 include approximately $3.2 million of operating costs related to the Anchor Hill oxide deposit incured during the period from January to April. Gold recoveries from this deposit commenced in May 1996. Such expenses, are not recurring in nature as the Anchor Hill deposit will continue operations on a year round basis, increased the average cash costs per ounce of gold sold by $51 in 1996. The Golden Reward Mine incurred $1.3 million less costs in 1996 than in 1995, due to the cessation of mining activities in June. Costs at Cactus Mine were lower in 1996 than in 1995 and relate to wind-up and reclamation activities.


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

         Property, Plant and Equipment


          Property, plant and equipment are carried at cost. Exploration costs, pre-production costs, depreciation on equipment and other carrying charges, principally financing costs, related to the development of mineral properties with indicated economically recoverable reserves are deferred until the start of commercial production. Major expenditures related to the development of identified mineral reserves on producing properties are capitalized. Mining costs associated with waste rock removal are deferred and recognized in operations based on the average stripping ratio for each ore body. The average striping ratio is calculated as the total tons of material estimated to be mined compared to the tons of ore estimated to contain economically recoverable minerals. Mine exploration costs and development costs to maintain production of operating mines are charged to operations as incurred.




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

         Depreciation, Depletion and Amortization


          Depreciation of plant and equipment is provided on the straight-line method with useful lives ranging from three to ten years over the lesser of the estimated useful life of the asset or the estimated life of the ore reserves on the units-of-production method. Depletion and amortization of deferred exploration and development costs are provided on the units-of-production method based upon estimated proven and probable ore reserves.

         Capitalization of Financing Costs

         Financing costs, including interest, are capitalized on expenditures related to significant development or expansion activities on mineral properties. When production commences on these mineral properties, such costs are charged against operations as incurred. There was no capitalized interest in 1996, 1995 or 1994.

         Reclamation Costs


          The Company records a liability for the estimated cost to reclaim mined land by accruing charges, ratably over the life of the related mine, to reclamation costs. The estimate is based on the work which is to be performed as set forth in the reclamation plan approved by the agencies responsible for granting the related mining permits. The accrued reclamation liability is reduced as reclamation expenditures are made. Expenditures that are expected to be made within one year are classified as a current liability. If operations are suspended for a significant period, an immediate accrual of estimated reclamation costs to be incurred during the suspension period is recorded.




         Revenue Recognition

         Revenues are recognized when deliveries of gold and silver are made. Gains or losses on forward metal sales contracts, options and other similar arrangements which hedge revenues from future production are not recognized until the hedged production is delivered or the option contract is exercised or expires.

         Hedging


          In the normal course of business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the price of gold which it produces. Contract positions are designed to insure the Company will receive a defined minimum price for a portion of its gold production. Potential gains on gold price increases are also eliminated under forward sales commitments if such commitments are no bought back. Gains or losses on forward sales, options and commodity loans that effectively establish prices for future metal production are not recognized in income until reflected in sales revenues when the related product is delivered for sale.



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


          In order to provide financing for the proposed merger with USMX, on February 5, 1997, the Company entered into an agency agreement with certain Canadian investment dealers (collectively, the "Agents") to sell by way of private placement 25,000 Special Warrants at a price of Cdn$1,000 per Special Warrant for aggregate gross proceeds to the Company of Cdn$25 million (US $18.25 million). The Special Warrants offering was completed on February 6, 1997 with all proceeds, net of a 6% commission paid to the Agents, placed into an escrow account.

          Each Special Warrant entitles the holder, upon exercise thereof and without payment of any additional consideration, to acquire one 7.5% unsecured subordinated convertible debenture (the "Debentures") of the Company in the principal amount of Cdn$1,000. Each Debenture will be convertible into common shares of the Company at a conversion price of Cdn$2.00 (US $1.56) per common share up to and including the last business day immediately preceding February 5, 2004. The debentures will not be redeemable prior to January 29, 2001 but thereafter will be redeemable by the Company if the weighted average trading price of the Company's common shares is 125% of the conversion price for a defined period prior to such redemption. On maturity or redemption, the Company will have the option to repay the principal amount of the Debentures in cash or common shares of the Company at a price equal to 95% of the weighted average trading price for a defined period prior to such maturity or redemption.


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

         (b)      Other Stock Purchase Rights

         Information concerning other stock purchase rights granted by the Company are as follows:

                                                           Common            Exercise     Date
                                                           Shares             Price     of Grant        Expiration

         Citibank, N.A.                                   166,625            Cdn$4.68   7/31/92         7/31/97
         Gerald Metals, Inc.                              100,000               $1.57   9/21/94         9/21/99
         Gerald Metals, Inc.                              100,000            Cdn$1.80   3/20/97         3/20/02
         Common Share Purchase Warrants                 4,550,000            Cdn$2.65   2/14/96        12/14/97


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


          (e) During the fourth quarter of 1996, the Company changed an accounting estimate which increased the Stibnite Mine depletion expense and net loss approximately $2.8 million, or $(0.09) per share for the year ended December 31, 1996.



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
                                                                 =========              =========           =========




          Based upon uncertainties arising from the proximity of certain unpermitted reserves to a ski hill, the operator of Golden Reward L.P. reflected in the financial statements of the partnership an impairment of its investment in mineral properties relating to the Golden Reward Mine. The Company recorded an impairment of approximately $7.9 million in the carrying value of its 40% investment in Golden Reward Mine in its 1996 Financial Statements after Golden Reward L.P. failed to reach an agreement regarding the acquisition of certain surface rights owned by the ski hill. Of this amount, $790,477 pertains to the write-down of inventory. During the second quarter of 1996, the Company recorded an accrual of $1.7 million, representing its share of reclamation and other costs accrued due to the cessation of mining operations. At December 31, 1996, the Company's share of such costs accrued due to the cessation of mining operations for the Golden Reward Mine were approximately $890,000, of which $118,000 is included in accrued liabilities and $772,000 is included in other long-term liabilities in the Company's December 31, 1996, consolidated balance sheet.



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


2.5 Amendment No. 1 to Agreement and Plan of Merger dated April 21, 1997 among the Registrant, USMX and Dakota Merger Corporation (See Appendix A-1 to Registrant's Registration Statement on Form S-4, File No. 333-23453).


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


10.6 Share Incentive Plans (see Exhibit 28.1 to the Registrant's Registration Statement on Form S-8 as filed with the Commission on September 16, 1993).


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


10.14Support  Agreement dated February 4, 1997 among the Registrant,  USMX, Inc.
     and Pegasus Gold Inc. (see Exhibit 10.15 to Registrant's Registration Statement on Form S-4, File No. 333-23453).




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


10.19Letter  Agreement  dated April 21, 1997 between  Registrant,  USMX and Peak
     Oilfield Services Co. (See Exhibit 10.20 to Registrant's Registration Statement on Form S-4, File No. 333-23453).


11.1* Statement re: Computation of Per Share Earnings.

21.1* Subsidiaries of the Registrant.

23.1**Consent of KPMG,  Chartered  Accountants,  with  respect to the  Financial
     Statements of the Registrant.

23.2* Consent of Glenn R. Clark & Associates Limited

23.3* Consent of DMBW, Inc.

* Filed with initial Form 10-K on March 31, 1997.

**Filed herewith as a part of this Form 10-K (A).

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