Form 10-Q
period 1997-03-31
DAKOTA MINING CORP
filed 1997-05-13
CIK 848448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997 or

     [ ] Transition  Report  Pursuant to Section 13 and 15(d) of The  Securities
          Exchange Act of 1934


                            Dakota Mining Corporation
             (Exact name of Registrant as specified in its charter)

 Canada                           0-17583                        84-1094683
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

Yes  X    No

Number of common shares outstanding on May 9, 1997:    35,479,742



                            DAKOTA MINING CORPORATION


                                      INDEX

                                                                                                               PAGE
PART I - FINANCIAL INFORMATION

ITEM 1  CONDENSED CONSOLIDATED BALANCE SHEETS...................................................................  3
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS......................................................  4
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS.......................................................  5
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
             STATEMENTS ......................................................................................... 6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................... 9

PART II - OTHER INFORMATION..................................................................................... 18
           ITEM 1 - LEGAL PROCEEDINGS........................................................................... 18
           ITEM 2 - CHANGES IN SECURITIES....................................................................... 18
           ITEM 3 - DEFAULT UPON SENIOR SECURITIES.............................................................. 18
           ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS........................................... 18
           ITEM 5 - OTHER INFORMATION........................................................................... 18
           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K............................................................ 18

SIGNATURES .....................................................................................                 19




                                  DAKOTA MINING CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            (expressed in United States dollars)
                                         (unaudited)
                                                                         March 31,               December 31,
                                                                           1997                      1996
                                     ASSETS
Current assets
Cash                                                                    $6,447,015                $5,092,150
Cash held in escrow                                                     12,135,580                         -
Inventories                                                              2,969,668                 2,643,701
Deferred stripping costs                                                   550,015                   886,086
Receivable from USMX, Inc.                                               1,849,678                         -
Other current assets                                                     1,147,967                   739,064
                                                                        ----------               -----------
                                                                        25,099,923                 9,361,001

Property, plant and equipment, net                                      15,602,042                15,150,399
Other assets
Reclamation bonds                                                        5,185,018                 5,111,844
Advance minimum royalties                                                1,953,090                 1,871,965
Other                                                                      536,058                    74,141
                                                                        ----------               -----------
                                                                       $48,376,131               $31,569,350
                                                                        ==========                ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                                        $4,001,501                $4,915,525
Accrued liabilities                                                      2,263,513                 2,432,608
Short-term borrowings                                                      410,556                   623,623
Current portion of long-term debt                                          286,257                   383,265
                                                                        ----------                ----------
                                                                         6,961,827                 8,355,021
Long-term liabilities
Special warrants                                                         6,887,472                         -
Long-term debt                                                           4,384,269                 3,240,053
Other long-term liabilities                                                922,000                   952,000
Reclamation costs                                                        5,863,021                 5,562,881
                                                                       -----------               -----------
     Total liabilities                                                  25,018,589                18,109,955
                                                                        ----------                ----------
Shareholders' equity
Purchase warrants                                                           63,134                    63,134
Preference shares, without par value; 20,000,000
   shares authorized, none issued or outstanding                                 -                         -
Common shares, without par value; unlimited
   shares authorized; 35,479,742 issued and
   outstanding                                                          52,809,980                52,809,980
Special warrants                                                        10,460,580                         -
Accumulated deficit                                                    (39,311,489)              (39,133,909)
Cumulative translation adjustment                                     (    664,663)                 (279,810)
                                                                      ------------              -------------
     Total shareholders' equity                                         23,357,542                13,459,395
                                                                        ----------                ----------
                                                                       $48,376,131               $31,569,350
                                                                        ==========                ==========


     (See accompanying notes to condensed consolidated financial statements)



                            DAKOTA MINING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (expressed in United States dollars)
                                   (unaudited)





                                                               Three months ended
                                                     March 31, 1997            March 31, 1996
                                                    --------------            --------------

Operating revenues                                     $4,493,106                $3,196,715
                                                        ---------                 ---------
Operating costs
  Mine, mill and administration                         3,184,485                 2,645,978
  Depreciation and depletion                              530,627                   819,845
  Royalties and severance taxes                           329,177                   129,156
  Exploration                                               1,324                    29,204
  Reclamation                                             205,214                   108,148
  Other                                                         -                     9,553
  General corporate costs                                 399,624                   371,970
                                                        ---------                 ---------
                                                        4,650,451                 4,113,854
                                                        ---------                 ---------

Operating loss                                         ( 157,345)                 (917,139)
                                                       ----------                  --------

Other income (expense):
  Investment income                                        87,127                   105,478
  Interest expense                                      (125,949)                 (110,296)
  Other                                                    18,587                  (23,476)
                                                       ----------                  --------
                                                         (20,235)                  (28,294)
                                                       ----------                  --------
Net loss                                               $(177,580)                $(945,433)
                                                      ===========                 =========

Net loss per common share                              $   (0.01)                $   (0.04)
                                                       ==========                ===========
Weighted average number of
  shares outstanding                                   35,479,742                26,582,506
                                                       ==========                ==========



     (See accompanying notes to condensed consolidated financial statements)


                            DAKOTA MINING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (expressed in United States dollars)
                                   (unaudited)




                                                                          Three months ended
                                                                March 31, 1997          March 31, 1996
                                                               --------------          --------------
Cash provided by (used in):
Operating activities
Net loss                                                         $  (177,580)           $   (945,433)
Add (deduct) non-cash items:
    Depreciation, depletion and amortization                         530,627                 819,845
    Reclamation accrued                                              205,214                  70,089
    Other                                                                  -                  16,726
                                                                  -----------              ----------
                                                                     558,261                 (38,773)
Net change in non-cash working
  capital items related to operations                             (1,481,918)             (4,485,342)
                                                                  -----------              ----------
                                                                    (923,657)             (4,524,115)
                                                                    ---------              ----------
Investment activities
Additions to property, plant and equipment                          (982,270)               (742,488)
Additions to reclamation bonds and other                              (6,838)               (226,675)
                                                                  -----------              ----------
                                                                    (989,108)               (969,163)
                                                                  -----------              ----------
Financing activities
Proceeds from the sale of special warrants                        18,216,195              14,507,250
Special warrant offering costs paid                               (1,412,595)               (759,759)
New borrowings                                                     1,150,000                       -
Repayment of indebtedness                                           (315,859)               (125,898)
Loans to USMX, Inc.                                               (1,849,678)                      -
                                                                  -----------              ----------
                                                                  15,788,063               13,621,593
                                                                  -----------              ----------
Effect of exchange rate on cash                                     (384,853)                   2,907
                                                                  -----------              ----------
Net change in cash                                                13,490,445                8,131,222
Cash, beginning of period                                          5,092,150                2,260,025
                                                                  -----------              ----------
Cash, end of period                                               $18,582,595             $10,391,247
                                                                   ==========              ==========



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

         The interim financial data is unaudited. However, in the opinion of management, all adjustments that are normal and recurring in nature have been made for a fair presentation of the financial position of the Company at March 31, 1997 and the results of operations for the interim periods presented. Results of operations for this period are not necessarily indicative of results to be expected for the full year. For a more thorough understanding of the Company=s operations and financial position, these statements should be read with the audited financial statements and notes included with the Company=s December 31, 1996 audited financial statements as filed in its Annual Report on Form 10-K.

2.       Merger, Convertible Debenture Offering and Loan to USMX, Inc.

         On February 5, 1997,  a definitive  Merger  Agreement  with USMX,  Inc.
(USMX) was signed. Under the terms of the Merger Agreement, shareholders of USMX will receive one Dakota common share for every 1.1 common shares of USMX held and USMX will become a wholly owned subsidiary of Dakota. In connection with the transaction, the Company will issue approximately 15.6 million common shares in order to complete the acquisition. The Company will account for the merger as a purchase. Completion of the merger remains subject to shareholder approval, review by regulatory authorities, and other customary conditions.
Management expects to complete the merger in May, 1997.

     In order to provide financing for the proposed merger with USMX, on February 5, 1997, the Company entered into an agency agreement with certain Canadian investment dealers (collectively, the AAgents@) to sell by way of private placement 25,000 Special Warrants at a price of Cdn$1,000 per Special Warrant for aggregate gross proceeds to the Company of Cdn$25 million (US $18.22 million). The Special Warrants offering was completed on February 6, 1997 with all proceeds, net of a 6% commission paid to the Agents, placed into an escrow account.

     Each Special Warrant entitles the holder, upon exercise thereof and without payment of any additional consideration, to acquire one 7.5% unsecured subordinated convertible debenture (the ADebentures@) of the Company in the principal amount of Cdn$1,000. Each Debenture will be convertible into common shares of the Company at a conversion price of Cdn$2.00 (US $1.56) per common share up to and including the last business day immediately preceding February 5, 2004. The debentures will not be redeemable prior to January 29, 2001 but thereafter will be redeemable by the Company if the weighted average trading price of the Company=s common shares is 125% of the conversion price for a defined period prior to such redemption. On maturity or redemption, the Company will have the option to repay the principal amount of the Debentures in cash or common shares of the Company at a price equal to 95% of the weighted average trading price for a defined period prior to such maturity or redemption.

         The issue amount for the Special Warrants (and subsequently for the convertible debentures into which the Special Warrants are exercisable) has been allocated between an equity component and a liability component. The liability component has been calculated, effective the date of the issue, by discounting the mandatory cash payments of principal and interest under the terms of the debentures was determined by applying the discount rate to the outstanding liability component.

         If the Merger is not completed prior to May 31, 1997 or such later date as the Agents may determine in its sole discretion, the number of Dakota Common Shares issuable upon conversion of the Debentures will be such that each Debenture will be convertible for 550 Dakota Common Shares (the APenalty@).

         Proceeds from the Special Warrant offering, after deducting the 6% commission paid to Agents and other expected costs, approximate US$16.9 million. The offering proceeds will principally be used to complete construction and commence start-up of the Illinois Creek Mine owned by USMX, Inc., developmental drilling and for general working capital purposes.

         Under the terms of the Merger Agreement, the Company agreed to provide USMX with a $5 million loan facility from the proceeds of the Special Warrant offering. On March 11, 1997, $5.0 million of the proceeds were released to Dakota to fund the $5 million loan facility. The loan is bridge financing needed by USMX to reduce its outstanding accounts payable and to commence start-up of its Illinois Creek Mine. The loan is collateralized by various USMX assets. At March 31, 1997, USMX had drawn $1.85 million under the $5 million loan facility.

3.       Inventories and Deferred Stripping Costs

         On the dates indicated, inventories were comprised of the following:

                              March 31,           December 31,
                                 1997                 1996
                             ----------             ----------
Bullion                      $   254,443           $  854,444
Heap leach                     2,402,348            1,524,072
Materials and supplies           312,877              265,185
                             ----------             ----------
                             $2,969,668              $2,643,701
                             ==========              ==========

         In 1997 and as of December 31, 1996, the mining activity at Gilt Edge Mine included the removal of waste overburden. All deferred stripping costs reported on the consolidated balance sheets pertain to this activity. Mining costs associated with the waste removal are deferred and recognized in operations based on the average stripping costs for the related ore body. The average stripping costs is calculated as the total tons of material to be mined compared to the tons of ore estimated to contain economically recoverable minerals.


4.   Generally  Accepted  Accounting  Principles (GAAP) in Canada and the United
     States

         The Company follows Canadian accounting principles which are different in some respects from accounting principles applicable in the United States. There are no significant differences in 1997 and 1996 between Canadian accounting principles and U.S. GAAP pertaining to the Company.

         (a) Under Canadian accounting principles, the Arrangement completed on September 15, 1993 (Note 6) was accounted for as a financial reorganization resulting in a Afresh start.@ Consequently, results of operations and cash flows for periods before the financial reorganization are not reported. However, under U.S. GAAP, the Arrangement would be accounted for as a quasi-reorganization and the pre-Arrangement results of operations and cash flow activities would have been combined with the post-Arrangement financial reorganization activities. U.S. GAAP requires that the deficit accumulated after the financial reorganization be dated as of September 15, 1993 to notify financial statement readers of the reorganization.

         (b) Under U.S. GAAP, the Company would calculate deferred income taxes using an asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         (c) At March 31, 1997 and 1996, the Company had one stock-based compensation plan. The Company applies the intrinsic value method in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. No options were granted during the three months ended March 31, 1997 and only 10,000 options were granted during the same period in 1996; accordingly, no material compensation cost would be recognizable under the method of Financial Accounting Standards Board Statement 123 - Accounting for Stock-Based Compensation.

5.       Ownership Interest in Golden Reward Mine

         The Company owns a 40% interest in Golden Reward Mine, with the remaining 60% interest being owned by two subsidiaries of Wharf Resources Ltd. (AWharf@). The Company's proportionate share of the partnership's balance sheets as of March 31, 1997 and December 31, 1996 and statements of operations for each of the years indicated are as follows:


                                                     March 31,        December 31,
                                                        1997               1996
                                                      ---------          ---------
Balance sheets:
 Current assets                                     $    98,632         $  569,273
 Plant property and equipment                         1,263,971          1,264,336
 Other assets                                           575,830            575,849
                                                      ---------          ---------
     Total assets                                     1,938,433          2,409,458
                                                      ---------          ---------
Accounts payable and other
 current liabilities                                    351,984            486,829
Current portion of long-term debt                       268,800            358,400
Other long-term liabilities                           1,813,659          1,843,911
                                                      ---------          ---------
     Total liabilities                                2,434,443          2,689,140
                                                      ---------          ---------
                                                     $ (496,010)       $  (279,682)
                                                     ===========        ===========





                                                           Three months ended
                                                                March 31,
                                                       1997                1996
                                                       ----                ----
Statement of operations:
  Revenues                                          $        -         $ 1,419,391
                                                    ----------         ----------

  Mine cash production costs                             64,529          1,250,745
  Royalties                                                   -             51,278
  Exploration                                                 -             25,930
  Reclamation                                                 -            108,148
  Depreciation and depletion                                  -            612,380
                                                      ---------          ---------
     Total production costs                              64,529          2,048,481
                                                      ---------          ---------
Operating income (loss)                                 (64,529)          (629,090)
                                                      ---------          ---------
Other income (expense)                                   13,466          (   8,607)
                                                      ---------          ---------
                                                     $  (51,063)       $  (637,697)
                                                     ===========         =========



           The owners have disagreed regarding certain operational and financial matters for the Golden Reward Mine, including planned future operations and related funding requirements. The resolution of this matter is not presently determinable.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         USMX Merger. On February 5, 1997, Dakota entered into an agreement (AMerger Agreement@) with USMX. Under the terms of the Merger Agreement, holders of USMX Common Stock will receive one Dakota Common Share for every 1.1 share of USMX Common Stock and USMX will become a wholly-owned subsidiary of Dakota. In connection with the transaction, Dakota will issue approximately 15.6 million Dakota Common Shares. The Dakota Common Shares had an approximate market value of $23.2 million or $1.58 per share, based upon an average trading price for Dakota=s Common Shares for a reasonable period before and after the Merger was announced. Dakota will account for the Merger as a "purchase". Based upon the opinion of a major independent accounting firm, Dakota anticipates that the Merger will not be taxable to Dakota and should not be taxable to shareholders of Dakota or USMX. Completion of the Merger remains subject to shareholder approval, review by regulatory authorities, and other customary conditions. Dakota expects to complete the Merger in May, 1997.

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

         Special Warrant Financing and Issue of Debentures. To provide financing for Dakota and USMX in connection with the Merger, on February 5, 1997, Dakota entered into an agency agreement with certain Canadian investment dealers (the "Agents") to sell by way of private placement 25,000 Special Warrants at a price of Cdn.$1,000 per Special Warrant for aggregate gross proceeds to Dakota of Cdn.$25 million (U.S. $18.22 million). Proceeds from the Special Warrant offering, after deducting the 6% commission paid to Agents and other expected costs, approximate $16.8 million. The offering proceeds will principally be used to complete construction and commence start-up of the Illinois Creek Project, developmental drilling, repayment of $1.5 million of the Rothschild Credit Agreements (defined below) and for general working capital purposes.

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

         On March 11, 1997, $5.0 million of the Special Warrant offering proceeds was released to Dakota in connection with the terms of the Merger Agreement and a $5,000,000 Loan Agreement. As part of the Merger transactions, Dakota and USMX agreed that Dakota will provide a $5 million line of credit to USMX (the A$5,000,000 Loan Agreement@) the proceeds of which will be used to sustain USMX=s operations until the Merger is consummated. The line of credit bears interest at the rate of one per cent above a quoted floating prime rate and is due August 31, 1997 or earlier if the Merger Agreement is terminated before such date. The proceeds from the line of credit will be used to pay certain ongoing operating expenses of USMX, primarily in connection with start-up activities associated with the Illinois Creek Mine and to partially pay trade creditors of USMX and its subsidiaries. At May 9, 1997, USMX had drawn $3.48 million under the $5,000,000 Loan Agreement. The loan is collateralized by various USMX assets.

         Remaining construction and start-up costs at the Illinois Creek Project in 1997, including working capital of $4.5 million, are expected to approximate an additional $7 million. These additional costs will be funded by Dakota from proceeds of the Special Warrant offering.

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

         Rothschild Credit Agreements. At May 9, 1997, USMX was obligated to N.M. Rothschild and Sons (ARothschild@) under a $22 million financing facility (ARothschild Credit Agreements@). Upon completion of the Merger, Dakota will be obligated to repay these obligations. As of May 9, 1997, USMX has failed to comply with various provisions of the Rothschild Credit Agreements and has continued operations to date with the forbearance of Rothschild. However, Dakota and Rothschild entered into an Intercreditor Agreement on March 12, 1997 which among other things, contained Rothschild's consent to the Merger Agreement and set forth certain changes to the Rothschild Credit Agreements, which changes will become effective upon consummation of the Merger. In Dakota's view, the prospective changes to the Rothschild Credit Agreements will avoid any existing or immediate defaults thereunder after closing of the Merger.

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

         Sources and Uses of Cash. Effective March 20, 1997, Dakota and Gerald Metals, Inc. ("Gerald") agreed to amend and restate Dakota's line of credit facility with Gerald. Under the amended terms, Dakota's line of credit was increased to $5.0 million. The loan is repayable at a rate of $1.0 million per month commencing in June 1998, bears interest at LIBOR plus 2.25% and is collateralized by Dakota's underlying assets at its Gilt Edge and Stibnite Mines and a guarantee by Dakota. At May 9, 1997, this credit facility was fully drawn.

         Gerald has also agreed to provide Dakota a $2.5 million standby credit facility until July 31, 1997. The standby facility is intended to serve as a bridge financing until completion of the Merger and the release from escrow of the remaining proceeds from the Special Warrant offering. Dakota will be obligated to pay a 2 of one percent commitment fee on any unused portion of the standby credit facility. All outstanding balances thereunder bear interest at LIBOR plus 2.25% and are collateralized by an assignment of ANote 2@ under the $5,000,000 Loan Agreement as described previously. At May 9, 1997, Dakota had drawn $600,000 under this facility.

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

         As of March 31, 1997, the investment in property, plant and equipment at Gilt Edge Mine approximated $9.7 million of which $1.7 million is attributed to the sulfide development potential of the property which is not currently subject to amortization. Based upon a $380 per ounce gold price, an independent engineering study and past operating experiences, Dakota believes that mining and processing the Anchor Hill oxide deposit and the substantial sulfide deposit will generate sufficient operating margins to ensure the recovery of Dakota's remaining investment in Gilt Edge Mine.

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

         Dakota's investment in mining assets at Stibnite Mine as of March 31, 1997 is approximately $4.0 million of which approximately $1.9 million has been attributed to the sulfide ore potential of the property and is not currently subject to amortization. Future depreciation will approximate $34 per ounce providing that 65% of the drill-indicated reserves convert to the proven and probable category. Based upon a $380 per ounce gold price and its past operating experience, Dakota believes Stibnite Mine's future operating margins should ensure the recovery of its remaining investment in mining assets.

         Once the Merger is completed, the principal focus of Dakota for the remainder of 1997 will be: (i) to complete the successful start-up of operations at Illinois Creek Project, including construction of expanded leach pad facilities at a cost of $2.5 million; (ii) to continue operations at Gilt Edge and Stibnite Mines, (iii) to complete construction of additional heap leach pads at Gilt Edge Mine as previously discussed; (iv) to conduct development drilling activities at Stibnite and Gilt Edge Mines at a cumulative cost of $1.1 million in order to convert drill indicated mineral resources into proven and probable mineable reserves; and (v) to continue exploration and evaluation of other mining properties.

         Over the next three years, the combined capital expenditures of Dakota and USMX are expected to approximate $9.7 million in 1997, $5.9 million in 1998, and $3.0 million in 1999, excluding any costs to develop USMX=s Thunder Mountain Project. In 1997, capital expenditures at Gilt Edge Mine are expected to approximate $5.0 million, $4.6 million for heap leach pad expansion and $400,000 for exploration. Capital expenditures at Stibnite Mine are expected to approximate $1.16 million in 1997 consisting of $530,000 for exploration, $450,000 for mine development and the remainder for equipment replacement. Capital expenditures at Illinois Creek are estimated to be $2.5 million to complete construction of heap leach facilities and an additional $1.0 million will be spent on exploration at Illinois Creek Mine and Thunder Mountain Project after the Merger is complete.

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

         Management expects that the cash flows generated from mining activities, together with the proceeds from the offering of Special Warrants and under the Gerald credit facilities, discussed previously, will be adequate to fund all required capital expenditures and operating activities. However, no assurances can be given that Dakota=s operations will provide sufficient cash flow to fund these capital expenditures.

         At March 31, 1997, working capital was approximately $18.1 million, compared to working capital of approximately $1.0 million at December 31, 1996. The increase is due principally to higher cash balances and the receivable from USMX, Inc., both of which resulted from the offering of Special Warrants completed February 5, 1997 as previously discussed. Current liabilities were also paid down subsequent to year-end as a result of improved operating cash flows.

         Cash used in operations was $923,657 during the first quarter of 1997 primarily due to the reduction in current liabilities. This compares to cash used in operations of $4.5 million during the same period of 1996. Cash used in the first quarter of 1996 is primarily due to the decrease in accounts payable and accrued liabilities at March 31, 1996 as a result of selling down year-end gold bullion inventories and utilizing a portion of proceeds from the sale of special warrants completed in February 1996.

         Cash used in investment activities during the first quarter of 1997 and 1996 pertains primarily to expansion of heap leach pads located at Gilt Edge Mine in order to accommodate ores mined from the Anchor Hill oxide deposit.

         During the first quarter of 1997, cash was provided in the amount of $16.8 million, net of offering costs paid to date, from the sale of Special Warrants previously discussed. As of March 31, 1997, Dakota had advanced $1.85 million to USMX in connection with the $5,000,000 Loan Agreement. New borrowings of $1,150,000 were obtained from the amended and restated credit facility with Gerald Metals, Inc. Cash provided by financing activities during the first three months of 1996 included approximately $13.7 million of proceeds, net of offering costs, from the sale of special warrants in February 1996.

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

         As of May 9, 1997, Dakota had forward sale contracts remaining to deliver approximately 11,087 ounces of gold throughout 1997 at an average price of $377 per ounce, put options to deliver 27,000 ounces of gold in 1997 and 1998 at a minimum price $350 per ounce and has sold call options covering 40,250 ounces of gold in 1997 and 1997 at an average price of $389 per ounce. Fluctuations in future gold prices could significantly impact Dakota=s future revenues as only a portion of Dakota=s expected gold production in 1997 has been hedged by these contracts.

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

         Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended, to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of May 9, 1997, no such bills had been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new federal reclamation, environmental control and other restoration requirements. If enacted, such legislation could impair the ability of Company to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known and the potential impact on Dakota as a result of future Congressional action is not presently determinable.

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

         Dakota has provided the State of South Dakota with a form of financial assurance in the amount of $7.9 million in connection with the reclamation and remediation plan in the form of cash deposits of $2.4 million and a demand note as proof of financial assurance in the amount of $5.5 million. Dakota has estimated that its actual capping costs will approximate $3.2 million, which costs have been fully accrued at March 31, 1997. Funding of this obligation will be made from operating cash flow derived from processing the Anchor Hill oxide deposit.

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

         On July 10, 1995, Dakota entered into a voluntary Administrative Order on Consent with the EPA regarding the tailings area (the "Meadow Creek Plan"). Approximately 50% of the work under the Meadow Creek Plan was completed in 1995. Through March 31, 1997, approximately $225,000 has been incurred in connection with the Meadow Creek Plan. Management estimates that it will cost approximately $667,000 in 1997 in order to complete the Meadow Creek Plan. Such costs will be funded from operating cash flows although there is no assurance that sufficient cash flow from operations will be generated to complete the Meadow Creek Plan. Dakota has apprised previous owners and operators of the property of the Meadow Creek Plan and believes that a portion of such costs may be recoverable from these parties. However, there is no assurance that Dakota will be successful in obtaining a recovery of any of the costs of the Meadow Creek Plan.

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

Results Of Operations - For the Periods Ended March 31, 1997 and 1996

         Revenues and Direct Operating Costs

         The Company recorded a consolidated net loss of $177,580, or $0.01 per share, for the first quarter of 1997. This compares to a consolidated net loss of $945,433, or $0.04 per share, for the first quarter of 1996.

         Shown below is the Company's share of metals sales (in ounces) for each respective quarter:

                                                 Metal Sales
                                           Three months ended (1)
                                                  March 31,
                                          1997                1996
Ounces of gold sold:
  Cactus Mine (25%)                            50               84
  Gilt Edge Mine                            9,102            2,120
  Golden Reward Mine (40%)                      -            3,569
  Stibnite Mine                             2,476            2,234
                                            -----            -----
                                           11,628            8,007
                                           ======            =====

     (1) Precious metals production for each of the joint venture operations includes the Company's pro rata share.

         Operating results for the first quarters of the last two years are summarized in the following table:

                                              Three months ended
                                                    March 31,
                                           1997                 1996

Operating revenue                        $4,493,106          $3,196,715
                                         =========           =========

Average  net  price  per  ounce of
        gold realized                        $383                $399
                                             ====                ====
Average  London  PM fix per  ounce
        of gold                              $351                $396
                                             ====                ====


Mine, Mill and Administration(1)
  Gilt Edge Mine                        $2,452,262         $    598,037
  Golden Reward Mine                        63,524            1,241,192
  Stibnite Mine                            612,274              782,786
  Cactus Mine                               56,431               23,963
                                       -----------          -----------
  Total mine, mill and
                administration          $3,184,421            $2,645,978
                                         =========             =========


Average cash cost per ounce of
  gold sold                                  $274                   $330
                                             ====                   ====



(1) Cash costs include mining, milling, project administration, on-property exploration, and all holding and standby costs.

         Metal sales at both Gilt Edge Mine were higher in 1997 than 1996 due primarily to an increase in ore tons processed. During 1997, Gilt Edge Mine processed approximately 480,000 ore tons at an average grade of 0.025 ounces of gold per ton from its Anchor Hill oxide deposit and in 1996 was recovering gold from certain stockpiled sulfide gold ores.

         The above increases in production were partially offset by lower metal sales from Dakota's 40% interest in the Golden Reward Mine. Golden Reward Mine ceased mining activities at the end of the second quarter of 1996. Based upon uncertainties arising from the proximity of certain unpermitted reserves to a ski hill, Dakota recorded an impairment of approximately $7.9 million in the carrying value of its investment in its third quarter 1996 financial statements after Golden Reward L.P. failed to reach an agreement regarding the acquisition of certain surface rights owned by the ski hill. During the second quarter of 1996, Dakota also recorded an accrual of approximately $1.7 million for its share of reclamation and other costs due to the cessation of mining operations.

         Mine, mill and administrative expense increased in 1997 when compared to 1996. The increase in costs relates primarily to the higher volumes of ore tons mined at Gilt Edge Mine as discussed previously. The Golden Reward Mine incurred $1.2 million less costs in 1997 than in 1996, due to the cessation of mining activities in June 1996. Lower costs for winterizing facilities reduced costs at Stibnite Mine in 1997 when compared to 1996. Costs at Cactus Mine were relatively unchanged in 1997 compared to 1996 and relate to wind-up and reclamation activities.

     Depreciation and depletion is lower in 1997 as compared to 1996 as a result of the cessation of mining activities in June 1996 at Golden Reward Mine and the subsequent impairment recorded by Dakota in the third quarter of 1996. The decrease was partially offset by higher depletion at Gilt Edge Mine due to the increase in ounces of gold sold. Depletion is calculated using the units of production method.

         Royalties vary from mine-to-mine and within the specific area being mined in accordance with various agreements with landowners. Overall, royalties and severance taxes generally relate directly to revenues earned. Therefore higher revenues in 1997 resulted in higher royalty and severance taxes than in 1996.

         Reclamation costs in 1997 consist principally of accruals at Gilt Edge Mine. The costs at Gilt Edge Mine pertain to the mining of ore and waste tons at Anchor Hill. Reclamation costs in 1996 relate principally to Golden Reward Mine. According to estimates provided by our partner in Golden Reward Mine, all future reclamation costs should now be accrued as of March 31, 1997.

         General corporate costs increased slightly in 1997 when compared to 1996 due to additions in staff, legal expenses, travel activities, and in the use of outside professional services. These increases are due, in part, to overall increases in corporate activity.

         Investment income is lower in 1996 due principally to interest earned on lower cash balances available for investment purposes.

         Interest expense is slightly higher in 1997 than in 1996 due to interest on the balance of the loan agreement with Gerald Metals, Inc. beginning in the second quarter of 1996.

     Dakota does not anticipate that its U.S. operations will be subject to alternative minimum tax during 1997.


PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS
         None

         ITEM 2 - CHANGES IN SECURITIES
         None

         ITEM 3 - DEFAULT UPON SENIOR SECURITIES
         None

         ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

         ITEM 5 - OTHER INFORMATION
         None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 11  Computation of Earnings Per Share
                  Exhibit 27  Financial Data Schedule

         (b) The Company did not file a current report on Form 8-K during the quarter ended March, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dakota Mining Corporation




c/s Alan R. Bell                                 Date          May 13, 1997
Alan R. Bell
President and Chief Executive Officer




c/s Robert R. Gilmore                             Date          May 13 1997
Robert R. Gilmore
Vice President Finance
and Chief Financial Officer





                            DAKOTA MINING CORPORATION
                 Exhibit 11 - COMPUTATION OF EARNINGS PER SHARE
                   Three months ended March 31, 1997 and 1996





                                                                   Three months ended
                                                                        March 31,
                                                                1997                 1996
                                                             -----------          -----------

Beginning shares outstanding                                   35,479,742           26,534,742
Average shares issued for options exercised                            -                47,764
                                                              -----------          -----------

Weighted average shares outstanding                            35,479,742           26,582,506
                                                               ==========           ==========

 Net loss                                                    $   (177,580)        $   (945,433)
                                                              ============          ===========
Loss per common share                                        $      (0.01)        $      (0.04)
                                                            ===============       =============



     NOTE:   All  other  issued  and   outstanding   options  and  warrants  are
antidilutive. Fully diluted calculation is not different and therefore is not applicable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dakota Mining Corporation





                                             Date                     , 1997
Alan R. Bell
President and Chief Executive Officer





                                             Date                     , 1997
Robert R. Gilmore
Vice President Finance
 and Chief Financial Officer