Form 10-Q
period 1997-06-30
DAKOTA MINING CORP
filed 1997-08-19
CIK 848448

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                                        Form 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997
         or

[  ]  Transition Report Pursuant to Section 13 and 15(d) of The Securities
      Exchange Act of 1934


                           Dakota Mining Corporation
         ----------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

                Canada                  0-17583              84-1094683
  --------------------------------  ------------------- -----------------------
   (State or other jurisdiction of   (Commission File     (I.R.S. Employer
     incorporation/organization)               Number)     Identification No.)



                                 1560 Broadway
                                   Suite 880
                             Denver, Colorado 80202
                      (Address of principal executive offices)

                              Telephone: (303) 573-0221
                                Fax: (303) 573-1012
                  (Registrant's telephone number, including area code)

                             410 Seventeenth Street
                                    Suite 2450
                              Denver, Colorado 80202
                  (Former address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Number of common shares outstanding on August 12, 1997:    51,101,726

                                                DAKOTA MINING CORPORATION


                                              INDEX


PART I         FINANCIAL INFORMATION                                      PAGE

ITEM 1         CONDENSED CONSOLIDATED BALANCE SHEETS..................     3
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.......      4
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS........      5
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS............................................      6

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..................     11

PART II        OTHER INFORMATION.....................................     19
               ITEM 1 - LEGAL PROCEEDINGS............................     19
               ITEM 2 - CHANGES IN SECURITIES.........................    19
               ITEM 3 - DEFAULT UPON SENIOR SECURITIES.................   19
               ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.19
               ITEM 5 - OTHER INFORMATION.............................    19
               ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............     19
Signatures.........................................................       20


                        DAKOTA MINING CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   (expressed in United States dollars)
                               (unaudited)


                                                 June 30, 1997          December 31, 1996
                                                ---------------    ------------------------
ASSETS

Current assets
Cash                                            $  6,396,300                  $  5,092,150
Inventories                                        8,589,903                     2,643,701
Deferred stripping costs                           1,147,426                       886,086
Deferred hedging costs                             4,073,503                             -
Other current assets                                 796,853                       739,064
                                                -------------      ------------------------
                                                  21,003,985                     9,361,001

Property, plant and equipment, net                53,719,122                    15,150,399

Other assets
Reclamation bonds                                 10,228,918                     5,111,844
Advance minimum royalties                          1,455,769                     1,871,965
Deferred hedging costs                             2,149,433                             -
Other                                                497,065                        74,141
                                               ==============      ========================
                                                 $89,054,292                   $31,569,350
                                               ==============      ========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable                                $  7,983,695                  $  4,915,525
Accrued liabilities and other                      2,424,499                     2,003,625
Reclamation Costs                                  1,102,003                       428,983
Short-term borrowings                                176,607                       623,623
Current portion of long-term debt                 10,366,989                       383,265
                                               --------------      ------------------------
                                                  22,053,793                     8,355,021
Long-term liabilities
Long-term debt                                    24,708,032                     3,240,053
Other long-term liabilities                        1,212,931                       952,000
Reclamation costs                                  5,925,411                     5,562,881
                                               --------------      ------------------------
     Total liabilities                            53,900,167                    18,109,955
                                               --------------      ------------------------
Shareholders' equity
Purchase warrants                                     63,134                        63,134
Paid in Capital                                   10,540,053                             -
Preference shares, without par value; 20,000,000
   shares authorized, none issued or outstanding           -                             -
Common shares, without par value; unlimited
   shares authorized; 51,101,726 issued and
   outstanding in 1997; 35,479,742 in 1996        69,197,299                    51,101,726
Accumulated deficit                              (44,034,312)                  (39,133,909)
Cumulative translation adjustment                                                 (612,049)                     (279,810)
                                               --------------      ------------------------
                                                  35,154,125                    13,459,395
                                               ==============      ========================
     Total shareholders' equity                  $89,054,292                   $31,569,350
                                               ==============      ========================


                         (See accompanying notes to condensed consolidated financial statements)



                                                DAKOTA MINING CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (expressed in United States dollars)
                                                       (unaudited)



                                                    Three months ended                          Six months ended
                                             June 30, 1997        June 30, 1996         June 30, 1997           June 30, 1996
                                          -----------------    -----------------     -----------------     -------------------

Operating revenues                              $3,396,204           $3,604,052            $7,889,310              $6,800,767
                                          -----------------    -----------------     -----------------     -------------------
Operating costs
   Mine, mill and administration                 3,303,858            3,023,581             6,488,343               5,669,559
   Depreciation and depletion                    1,342,813            1,134,291             1,873,440               1,954,136
   Holding and standby costs                             -            1,330,026                     -               1,330,026
   Royalties and severance taxes                   215,257              130,184               544,434                 259,340
   Exploration                                      14,265               35,190                15,589                  64,394
   Reclamation                                     164,079              848,231               369,293                 956,379
   Other                                                 -               14,891                     -                  24,444
   General corporate costs                         517,239              466,852               916,863                 838,823
    Property Impairment                          2,635,767                    -             2,635,767                       -
                                          -----------------    -----------------     -----------------     -------------------
                                                 8,193,278            6,983,246            12,843,729              11,097,101
                                          -----------------    -----------------     -----------------     -------------------
Operating loss                                 (4,797,074)          (3,379,194)           (4,954,419)             (4,296,334)
                                          -----------------    -----------------     -----------------     -------------------
Other income (expense):
   Investment income                               254,673              254,306               341,800                 308,424
   Interest expense                              (407,536)            (103,778)             (533,485)               (162,714)
   Other                                          (38,659)               21,453              (20,072)                 (2,022)
                                          -----------------    -----------------     -----------------     -------------------
                                                 (191,522)              171,981             (211,757)                 143,688
                                          -----------------    -----------------     -----------------     -------------------

Net loss                                      $(4,988,596)         $(3,207,213)          $(5,116,176)            $(4,152,646)
                                          =================    =================     =================     ===================

Net loss per common share                 $         (0.12)     $         (0.11)      $         (0.13)        $         (0.15)
                                          =================    =================     =================     ===================

Weighted average number of
   shares outstanding                           40,687,069           27,992,313            38,083,406              27,278,893
                                          =================    =================     =================     ===================




                         (See accompanying notes to condensed consolidated financial statements)


                                                DAKOTA MINING CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (expressed in United States dollars)
                                                       (unaudited)

                                                                                       Six months ended
                                                                               June 30, 1997           June 30, 1996
                                                                          -------------------     -------------------
       Cash provided by (used in):

       Operating activities
       Net loss                                                                  $(5,116,176)            $(4,152,646)
       Add (deduct) non-cash items:
         Depreciation, depletion and amortization                                  1,873,440               1,954,136
          Property impairment                                                      2,635,767                       -
          Reclamation, holding and standby accrued, net                            1,035,550               1,630,352
       Other                                                                               -                (39,502)
                                                                          -------------------     -------------------
                                                                                     428,581               (607,660)

       Net change in non-cash working
         capital items related to operations                                     (2,764,988)             (4,142,188)
                                                                          -------------------     -------------------
                                                                                 (2,336,407)             (4,749,848)
                                                                          -------------------     -------------------
       Investment activities
       Additions to property, plant and equipment                                (2,478,983)             (2,701,246)
       Payment of capital related liabilities assumed at merger                  (3,723,897)                       -
       Merger costs paid                                                           (812,084)                       -
       Advances to USMX prior to merger                                          (6,480,178)                       -
       Additions to reclamation bonds and other assets                           (1,771,678)             (1,063,712)
                                                                          -------------------     -------------------
                                                                                (15,266,820)             (3,764,958)
                                                                                                  -------------------
                                                                          -------------------
       Financing activities
       Proceeds from exercise of common share
         purchase warrants                                                                 -                 336,059
       Proceeds from the sale of special warrants                                 18,216,195              14,507,250
       Special warrant offering costs paid                                       (1,412,595)               (964,793)
       New borrowings                                                              2,970,000               3,236,837
       Repayment of indebtedness                                                   (533,985)               (394,711)
                                                                                                  -------------------
                                                                          -------------------
                                                                                  19,239,615              16,720,642
                                                                                                  -------------------
                                                                          -------------------
       Effect of exchange rate on cash                                             (332,238)                  12,712
                                                                          -------------------     -------------------
       Net change in cash                                                          1,304,150               8,218,548
       Cash, beginning of period                                                   5,092,150               2,260,025
                                                                          -------------------     -------------------
       Cash, end of period                                                      $  6,396,300             $10,478,573
                                                                          ===================     ===================



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

         The interim financial data is unaudited. However, in the opinion of management, all adjustments that are normal and recurring in nature have been made for a fair presentation of the financial position of the Company at June 30, 1997 and the results of operations for the interim periods presented. Results of operations for this period are not necessarily indicative of results to be expected for the full year. For a more thorough understanding of the Company's operations and financial position, these statements should be read with the audited financial statements and notes included with the Company's December 31, 1996 audited financial statements as filed in its Annual Report on Form 10-K.

2.  Merger

         In February 1997, a definitive agreement ("Merger Agreement") with USMX, Inc. ("USMX") was signed. The merger was completed May 29, 1997, following a vote in favor of the transaction by shareholders of both companies. Under the terms of the Merger Agreement, shareholders of USMX received one Dakota common share for every 1.1 common shares of USMX held and USMX became a wholly owned subsidiary of Dakota. In connection with the transaction, the Company issued approximately 15.6 million common shares. The Company's Common Shares had an approximate market value of $16.4 million or $1.05 per share, based upon an average US Dollar trading price for the Common Shares on the day the merger was completed. Prior to the merger the Company made loans and advances to USMX for approximately $6.5 million. These loans and advances were recorded as as part of the purchase price of USMX. The Company accounted for the merger as a purchase.

         Under the terms of the Merger Agreement, the Company provided USMX with a $5 million loan facility from the proceeds of the Special Warrant offering. The loan was needed by USMX to reduce its outstanding accounts payable and to commence start-up of the Illinois Creek Mine. In addition to the $5 million loan the Company advanced USMX approximately $1.5 prior to the compilation of the merger. The additional funds were primarily used by USMX to fund working capital requirements at the Illinois Creek Mine. The Company accounted for the loan and advances as an adjustment to the purchase price of USMX.

         The following table summarizes the effect on the Company's balance sheet at the May 29, 1997, merger date:

       Assets acquired
         Cash and other current assets                     $     177,939
         Inventories                                           2,864,413
         Property plant and equipment                         39,656,697
         Reclamation bonds                                     3,855,445
         Advance minimum royalties                               450,000
         Hedging contracts                                     6,222,936
                                                       ------------------
          Total assets acquired                               53,227,430
       Liabilities and debt assumed
         Liabilities assumed                                   7,461,695
         Debt assumed                                         22,086,156
                                                       ------------------
           Total liabilities and debt assumed                 29,547,851
                                                       ==================
        Amounts paid and value of shares issued             $ 23,679,579
                                                       ==================

3.  Convertible Debenture Offering

         In order to provide financing for the merger with USMX, on February 5, 1997, the Company entered into an agency agreement with certain Canadian investment dealers (collectively, the "Agents") to sell by way of private placement 25,000 Special Warrants at a price of Cdn$1,000 per Special Warrant for aggregate gross proceeds to the Company of Cdn$25 million (US $18.22 million). The Special Warrants offering was completed on February 6, 1997 with all proceeds, net of a 6% commission paid to the Agents, placed into an escrow account. Proceeds from the Special Warrant offering, after deducting the 6% commission paid to Agents and other costs, were approximately US$16.8 million. On the date the merger was completed, all of the remaining escrow funds were released to the Company. The offering proceeds are principally being used to complete construction and commence start-up of the Illinois Creek Mine, acquired in the merger with USMX, Inc., for developmental drilling and for general working capital purposes.

         Effective May 29, 1997, upon receipt of shareholder's approval of the Merger Agreement, each Special Warrant was excised without payment of any additional consideration, into one 7.5% unsecured subordinated convertible debenture (the "Debentures") of the Company in the principal amount of Cdn$1,000. Each Debenture will be convertible into common shares of the Company at a conversion price of Cdn$2.00 (US $1.56) per common share up to and including the last business day immediately preceding February 5, 2004. The Debentures are not redeemable prior to January 29, 2001 but thereafter are redeemable by the Company if the weighted average trading price of the Company's common shares is 125% of the conversion price for a defined period prior to such redemption. On maturity or redemption, the Company has the option to repay the principal amount of the Debentures in cash or common shares of the Company at a price equal to 95% of the weighted average trading price for a defined period prior to such maturity or redemption.

         The issue amount for the Debentures has been allocated between equity and debt. The debt component has been calculated, effective the date of the issue, by discounting the mandatory cash payments of principal and interest under the terms of the Debentures.

4.  Inventories and Deferred Stripping Costs

         On the dates indicated, inventories were comprised of the following:

                                     June 30, 1997        December 31, 1996
                                  --------------------    ------------------
Bullion                                    $1,079,273            $  854,444
Heap leach                                  6,291,104             1,524,072
Materials and supplies                      1,219,526               265,185
                                  ====================    ==================
                                           $8,589,903            $2,643,701
                                  ====================    ==================

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

5.    Long-term Debt


         Long-term debt is comprised of the following


                                                                        June 30, 1997            December 31, 1996
                                                                        -------------            -----------------

                       Note Payable to Gerald                          $   6,200,000                  $3,230,000
                       Note Payable to Rothschild                         22,086,156                           -
                       Convertible Debentures                              6,592,467                           -
                       Note Payable to Harley Hall                           179,200                     358,400
                       Equipment Notes                                        17,198                      34,918
                                                                    ----------------------    ------------------------
                                                                          35,075,021                   3,623,318
                       Less current portion                             (10,366,989)                   (383,265)
                                                                    ======================    ========================
                                                                         $24,708,032                  $3,240,053
                                                                    ======================    ========================


     For a description of Convertible Debentures, refer to Note 3. Of Notes to Consolidated Financial Statements.

     (a) Note Payable to Gerald

         On February 28, 1997, the Company entered into a letter agreement with Gerald Metals Inc. to amend and restate the terms of a Revolving Loan Agreement dated April 19, 1996. Under the amended terms, the revolving loan was converted into a term loan of up to $7.5 million, the excess over the $5.0 million must be repaid by August 1997 and the balance repaid at the rate of $1.0 million per month commencing in June 1998. The loan bears interest at LIBOR plus 2.25% and is collateralized by the Company's underlying assets at its Gilt Edge and Stibnite mines. Accordingly, the amounts outstanding at June 30, 1997 under the Revolving Loan Agreement have been classified as long-term.

     (b) Note Payable to Rothschild

         At the merger date, USMX was obligated to NM Rothschild and Sons ("Rothschild") under a $22 million financing facility ("Rothschild Credit Agreements"). Upon completion of the Merger, Dakota assumed the obligations of this facility. Dakota agreed to use $1.5 million of the proceeds from the Special Warrant offering to repay a portion of the Rothschild Credit Agreement. The $1.5 million payment was made to
         Rothschild during August, 1997. The remaining loan balance of $20.5 million is collateralized by the stock of the operating subsidiary of USMX and its principal asset the Illinois Creek Mine, as well as the stock of USMX and guarantees of USMX and Dakota. The loan bears interest, payable quarterly, at 2.25% above LIBOR until "commercial completion" of the project has occurred. The requirements for commercial completion include the construction of the Illinois Creek Mine facilities, which facilities and the equipment thereon must be mechanically complete and electrically operable ("Mechanical Completion"), the achievement of production amounts and grades, costs and reserves similar to the development plan, and the absence of any default in the Rothschild Credit Agreement. Following commercial completion, this note bears interest at 1.879% above LIBOR. Also, upon completion, the guarantee of Dakota becomes non-recourse to the stock and assets of USMX and the operating subsidiary. Principal payments are to be made in installments of $3 million each on November 30 and February 28, of each year, commencing November 30, 1997.

     (c) Note Payable to Harley Hall

         At June 30, 1997 the remaining balance due to Harley Hall, doing business as Hall Construction, ("Hall") is repayable by the Golden Reward Mine in 6 equal monthly principal payments. The amount owed to Hall bears interest at United States prime plus 1%. The amount owed to Hall is collateralized by a mechanics' lien on the Golden Reward Mine. The Company's 40% share of the note is reflected in the table above.

     (d) Equipment Notes Payable

         The equipment notes payable are for equipment purchased from a supplier who agreed to a repayment term over three years on a graduated payment basis. Interest ranging from 6% to 16.5% per annum is payable monthly. The notes are secured by the equipment which is located at the Gilt Edge Mine.

         Management believes the fair value of long-term debt approximates the carrying value.

6.  Generally Accepted Accounting Principles (GAAP) in Canada and the
      United States

         The Company follows Canadian accounting principles which are different in some respects from accounting principles applicable in the United
     States. There are no significant differences in 1997 and 1996 between Canadian accounting principles and U.S. GAAP pertaining to the Company.

(a) Under US GAAP, the Debentures would be accounted for as debt, all of which would be classified as long-term in the amount of $18.2 million. Interest would be calculated on the balance of the Debentures and accordingly would be higher by $260,000 in the three months and $409,000 in the six months ended June 30, 1997, respectively.

(b) Under Canadian accounting principles, the Arrangement completed on September 15, 1993 (Note 6) was accounted for as a financial reorganization resulting in a "fresh start." Consequently, results of operations and cash flows for periods before the financial reorganization are not reported. However, under U.S. GAAP, the Arrangement would be accounted for as a quasi-reorganization and the pre-Arrangement results of operations and cash flow activities would have been combined with the post-Arrangement financial reorganization activities. U.S. GAAP requires that the deficit accumulated after the financial reorganization be dated as of September 15, 1993 to notify financial statement readers of the reorganization.

(c) Under U.S. GAAP, the Company would calculate deferred income taxes using an asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(d) At June 30, 1997 and 1996, the Company had one stock-based compensation plan. The Company applies the intrinsic value method in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. No material compensation cost would be recognizable under the method of Financial Accounting Standards Board Statement 123 - Accounting for Stock-Based Compensation.

7.  Ownership Interest in Golden Reward Mine

         The Company owns a 40% interest in Golden Reward Mine, with the remaining 60% interest being owned by two subsidiaries of Wharf Resources Ltd. ("Wharf"). The Company's proportionate share of the partnership's balance sheets as of June 30, 1997 and December 31, 1996 and statements of operations for each of the years indicated are as follows:

                                            June 30, 1997    December 31, 1996
                                          ------------------ ------------------
     Net Assets:
        Current assets                          $       -        $   569,273
        Plant property and equipment            1,263,971          1,264,336
        Other assets                              575,830            575,849
                                             --------------- -------------------
          Total assets                          1,839,801          2,409,458
                                             --------------- -------------------
     Accounts payable and other
        current liabilities                       441,464            486,829
     Current portion of long-term debt            179,200            358,400
     Other long-term liabilities                1,753,013          1,843,911
                                             --------------- -------------------
          Total liabilities                     2,373,677          2,689,140
                                             --------------- -------------------
                                               $ (533,876)       $  (279,682)
                                             =============== ===================


                                               Three months ended                    Six months ended
                                                    June 30,                             June 30,
                                                1997                1996                1997               1996
                                      ----------------  ------------------  ------------------  -----------------
     Statement of operations:
     Revenues                         $            -        $  1,541,172      $            -       $  2,960,563
                                      ----------------  ------------------  ------------------  -----------------

     Mine cash production costs              102,019           1,417,963             166,548          2,668,708
     Royalties                                     -             432,389                   -            483,667
     Holding and standby costs                     -             432,389                   -            943,226
     Exploration                               1,374              27,586               1,374             53,516
     Reclamation                                   -             531,348                   -            639,496
     Depreciation and depletion                    -             659,360                   -          1,271,740
                                                        ------------------  ------------------  -----------------
                                      ----------------
     Total production costs                  103,393           4,011,872             167,922          6,060,353
                                      ----------------  ------------------  ------------------  -----------------
     Operating income (loss)               (103,393)         (2,470,700)           (167,922)        (3,099,790)
     Other income (expense)                    7,081              48,455              20,547             39,848
                                                        ------------------  ------------------  -----------------
                                      ================
                                          $( 96,312)       $( 2,422,245)          $(147,375)       $(3,059,942)
                                      ================  ==================  ==================  =================

         The owners have disagreed regarding certain operational and financial matters for the Golden Reward Mine, including planned future operations and related funding requirements. The resolution of this matter is not presently determinable.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Sources and Uses of Cash

     Special Warrant Financing and Issue of Debentures. To provide financing for Dakota and USMX in connection with the merger with USMX, on February 5, 1997, Dakota entered into an agency agreement with certain Canadian investment dealers (the "Agents") to sell by way of private placement 25,000 Special Warrants at a price of Cdn.$1,000 per Special Warrant for aggregate gross proceeds to Dakota of Cdn.$25 million (U.S. $18.22 million). Proceeds from the Special Warrant offering, after deducting the 6% commission paid to Agents and other costs, was approximately $16.8 million. The offering proceeds are principally being used to complete construction and commence start-up of the Illinois Creek Project, developmental drilling, repayment of $1.5 million of the Rothschild Credit Agreements (defined below) and for general working capital purposes.

     Under the terms of the Merger Agreement, the Company provided USMX with a $5 million loan facility from the proceeds of the Special Warrant offering. On March 11, 1997, $5.0 million of the Special Warrant offering proceeds was released to Dakota in connection with $5 million loan facility. As part of the Merger transactions, Dakota and USMX agreed that Dakota would provide a $5 million line of credit to USMX, the proceeds of which were used to sustain USMX's operations until the Merger was consummated. The loan was needed by USMX to reduce its outstanding accounts payable and to commence start-up of the Illinois Creek Mine. In addition to the $5 million loan the Company advanced USMX approximately $1.5 prior to the completion of the merger. The additional funds were primarily used by USMX to fund working capital requirements at the Illinois Creek Mine. The Company accounted for the loan and advances as an adjustment to the purchase price of USMX.

     Effective May 29, 1997, upon receipt of shareholder's approval of the Merger Agreement, each Special Warrant was exercised without payment of any additional consideration, into one 7.5% unsecured subordinated convertible debenture (the "Debentures") of the Company in the principal amount of Cdn$1,000. Each Debenture will be convertible into common shares of the Company at a conversion price of Cdn$2.00 (US $1.56) per common share up to and including the last business day immediately preceding February 5, 2004. The Debentures are not redeemable prior to January 29, 2001 but thereafter are redeemable by the Company if the weighted average trading price of the Company's common shares is 125% of the conversion price for a defined period prior to such redemption. On maturity or redemption, the Company has the option to repay the principal amount of the Debentures in cash or common shares of the Company at a price equal to 95% of the weighted average trading price for a defined period prior to such maturity or redemption.

     Rothschild Credit Agreements. At the merger date, USMX was obligated to Rothschild under a $22 million financing facility. Upon completion of the Merger, the Company assumed the obligations of this facility. In August 1997, the Company repaid $1.5 million of the Rothschild loan from the proceeds of the Debenture offering discussed above, leaving an outstanding balance of $20.5 million.

     The Company has agreed to guarantee the project loan until it has been demonstrated that the Illinois Creek Mine is operating in a manner satisfactory to Rothschild and that no defaults are outstanding. In addition, the Company is a continuing guarantor of the covenant to comply with environmental laws. The Company's obligations under its guarantee are secured by subordinated security interests in the Illinois Creek Mine assets and the outstanding shares of the operating subsidiary formed to own and develop the mine.

     The Company expects to repay the remaining outstanding amounts under the Rothschild Credit Agreements and all related interest accrued thereon from the operating cash flows from the Illinois Creek Project. No assurances can be given that the Illinois Creek Project will provide sufficient cash flows to meet these repayment obligations.

     On February 28, 1997, the Company entered into a letter agreement with Gerald Metals Inc. to amend and restate the terms of a Revolving Loan Agreement dated April 19, 1996. Under the amended terms, the revolving loan was converted into a term loan of which $6.2 million was outstanding at June 30, 1997. Of the total outstanding, $1.2 million must be repaid by August 1997 and the balance repaid at the rate of $1.0 million per month commencing in June 1998. The loan bears interest at LIBOR plus 2.25% and is collateralized by the Company's underlying assets at its Gilt Edge and Stibnite mines. No assurances can be given that the Gilt Edge and Stibnite Mines will generate sufficient cash flows to meet these repayment obligations.

     For the balance of 1997, capital expenditures at Gilt Edge Mine are expected to approximate $1.5 million, $900,000 for heap leach pad expansion, $350,000 for exploration and the remainder for mine development and equipment replacement. Capital expenditures at Stibnite Mine are expected to approximate $660,000 for the remainder of 1997 primarily for reclamation and exploration. For the remainder of 1997 capital expenditures at Illinois Creek are estimated to be $1.8 million to complete construction of heap leach facilities. The Company expects to spent $1.0 million on exploration related activities at Thunder Mountain Project during the remainder of the year.

     In 1998, capital expenditures relate primarily to heap leach pad expansion at Gilt Edge Mine - $2.5 million and at Illinois Creek Mine - $2.2 million. An additional $1.0 million of capital expenditures will be allocated for exploration at Gilt Edge, Illinois Creek and Stibnite Mines depending upon the results of 1997 drilling activities. In 1999, estimated capital expenditures of $3.1 will pertain primarily to heap leach pad expansion and exploration activities.

     Dakota has ongoing needs for cash to fund permitting, construction and environmental compliance activities at its Gilt Edge, Stibnite and Illinois Creek Mines. Management is presently investigating several alternative sources of new financing, including sale of certain assets and new borrowing arrangements. No aasurances can be given that management will be successful in obtaining such additional funding.

     As of June 30, 1997, the investment in property, plant and equipment at Gilt Edge Mine approximated $10.1 million of which $1.7 million is attributed to the sulfide development potential of the property which is not currently subject to amortization. Dakota believes that mining and processing the Anchor Hill oxide deposit and the substantial sulfide deposit will generate sufficient operating margins to ensure the recovery of Dakota's remaining investment in Gilt Edge Mine.

     Dakota estimates that the salvage value of the Golden Reward Mine assets is equal to or exceeds all remaining obligations of the partnership. Accordingly, future holding costs are not expected to be material to Dakota.

     As of June 30, 1997, management determined that based upon current spot prices for gold, that Stibnite Mine would exhaust its oxide reserves during the third quarter of 1997. Accordingly, management determined that the carrying vale of the assets at Stibnite Mine were in excess of there realizable value and that operations would be suspended after the third quarter. Accordingly, an impairment was recorded in the amount of $1.6 million. Management continues to believe that the Stibnite District represents a significant exploration project and intends to continue to conduct ongoing evaluations, exploration and related activities. It is also management's intention to focus the Company's near term efforts on the Thunder Mountain project in order to place that project into production as early as 1999.

     Dakota's investment in mining assets at Illinois Creek Mine as of June 30, 1997, is approximately $33.5 million. Dakota believes that Illinois Creek Mine's future operating margins will be sufficient to recover its investment in mining assets.

     At June 30, 1997, the deficit in working capital was approximately $1.0 million, compared to working capital of approximately $1.0 million at December 31, 1996. The decrease is due principally to a $10.0 million increase in the current portion of long term debt, of which $7.6 million was assumed in the merger with USMX, and a $3.1 million increase in accounts payable associated with increased activity at the Company's three mines. The decreases to working capital are partially offset by a $5.9 million increase in inventories, a $4.1 million increase in deferred hedging costs and a $1.3 million increase in cash resulting from proceeds from sale of the special warrants.

     Cash used in operations was $2.3 million during the first six months of 1997 compared to cash used in operations of $4.7 million during the same period of 1996. Cash used in the first six months of 1997 is primarily the result of the increase in inventories discussed above, principally at Illinois Creek Mine which is in the start-up phase. If such inventories were valued at market, the deficit in working capital would have been eliminated. At June 30, 1997, heap leach inventories at Illinois Creek were approximately 19,400 ounces of recoverable gold at a total cost of $3,175,000. No gold was recovered from Illinois Creek until July, 1997. The Company expects inventory levels to increase during the third quarter as seasonal mining of ore tons continues. During the fourth quarter and throughout the first half of 1998, the Company expects to recover a significant portion of the ounces of gold mined to date and during the third quarter. Cash used in the first six months of 1996 is primarily due to the decrease in accounts payable and accrued liabilities at June 30, 1996 as a result of selling down year-end gold bullion inventories and utilizing a portion of proceeds from the sale of special warrants completed in February 1996.

     Cash used in investment activities of $15.3 million during the first six months of 1997 pertains primarily to advances to USMX prior to the merger becoming effective as well as the costs related to the merger and to the expansion of facilities and exploration in the amount of approximately $4.2 million at Gilt Edge Mine, Illinois Creek Mine and the Thunder Mountain Project. Cash used in investment activities of $3.8 million during the first six months of 1996 pertains primarily to expansion of heap leach pads located at Gilt Edge Mine in order to accommodate ores mined from the Anchor Hill oxide deposit

     Cash provided by financing activities during the first six months of 1997 included approximately $16.8 million of proceeds, net of offering costs, from the sale of Special Warrants in February 1996, and new borrowings of $1.2 million under the credit facility with Gerald.

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

     As of August 12, 1997, Dakota had forward sale contracts to deliver approximately 165,700 ounces of gold over the next three years at an average price of $402 per ounce, put options to deliver 24,000 ounces of gold in 1998 at a minimum price $350 per ounce and has sold call options covering 35,750 ounces of gold in 1997 and 1998 at an average price of $390 per ounce. Of the total forward sales contracts, contracts covering 140,900 ounces of gold at an average price of $411 per ounce pertain to the Illinois Creek Mine, and were acquired in connection with the USMX merger at a cost of $6.2 million.

     At June 30, 1997, the market value of the Company's gold hedging position approximated $7.8 million. Fluctuations in future gold prices could significantly impact Dakota's future revenues as only a portion of Dakota's expected gold production in 1997 has been hedged by these contracts.

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

     Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended, to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of June 30, 1997, no such bills had been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new federal reclamation, environmental control and other restoration requirements. If enacted, such legislation could impair the ability of Company to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known and the potential impact on Dakota as a result of future Congressional action is not presently determinable.

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

         The ultimate Anchor Hill open pit design at Dakota's Gilt Edge Mine contemplates that approximately 37 acres of public lands will be disturbed, principally for pit wall layback and waste removal. Accordingly, Dakota is required to complete an Environmental Impact Statement (the "Gilt Edge EIS"). Dakota now expects to finalize the Gilt Edge EIS by September of 1997. If, however, the Gilt Edge EIS is not completed in a timely manner, Gilt Edge Mine operations scheduled to commence in 1998 will be delayed.

     Dakota has provided the State of South Dakota with a form of financial assurance in the amount of $7.9 million in connection with the reclamation and remediation plan in the form of cash deposits of $2.4 million and a demand note as proof of financial assurance in the amount of $5.5 million. Dakota has estimated that its actual capping costs will approximate $3.2 million, which costs have been fully accrued at June 30, 1997. Funding of this obligation will be made from operating cash flow derived from processing the Anchor Hill oxide deposit.

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

     The State of South Dakota requires mines to provide the State with financial assurance to cover mitigation costs in the event of an environmental accident. In order to fulfill its obligation, Dakota has provided the State with a form of demand note in the amount of $359,000.

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

     On July 10, 1995, Dakota entered into a voluntary Administrative Order on Consent with the EPA regarding the Stibnite Mine tailings area (the "Meadow Creek Plan"). Approximately 50% of the work under the Meadow Creek Plan was completed in 1995. Through June 30, 1997, approximately $225,000 has been incurred in connection with the Meadow Creek Plan. Management estimates that it will cost approximately $667,000 in 1997 in order to complete the Meadow Creek Plan. Such costs will be funded from operating cash flows although there is no assurance that sufficient cash flow from operations will be generated to complete the Meadow Creek Plan. Dakota has apprised previous owners and operators of the property of the Meadow Creek Plan and believes that a portion of such costs may be recoverable from these parties. However, there is no assurance that Dakota will be successful in obtaining a recovery of any of the costs of the Meadow Creek Plan.

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

     Reclamation bonds totaling $859,500 have been posted by Dakota in accordance with State of Idaho and USFS requirements to ensure that land which is disturbed by mining at Stibnite Mine will be reclaimed. Dakota estimates that the total costs of reclamation of other land which is disturbed by mining will not exceed the amount of these reclamation bonds.

     Reclamation bonds totaling $1,525,000 have been posted by Dakota in accordance with State of Alaska requirements to ensure that land which is disturbed by mining at Illinois Creek Mine will be reclaimed. Dakota estimates that the total costs of reclamation of land which is disturbed by mining will not exceed the amount of these reclamation bonds.

     Reclamation bonds totaling $1,736,600 have been posted by Dakota in accordance with State of Utah and USFS requirements to ensure that land which was disturbed by mining at the Goldstrike Mine, acquired in the merger with USMX, will be reclaimed. Approximately half of the reclamation at the Goldstrike Mine has been completed and Dakota expects release of a portion of the bonding requirements by the end of the year.

Results Of Operations - For the Periods Ended June 30, 1997 and 1996

     Revenues and Direct Operating Costs

     The Company recorded a consolidated net loss of $5.0 million, or $0.12 per share, for the second quarter of 1997, compared to a consolidated net loss of $3.2 million or $0.11 per share, during the second quarter of 1996.
Year-to-date, the Company recorded a consolidated net loss of $5.1 million or $0.13 per share in 1997, compared to a loss of $4.2 million, or $0.15 per share in 1996.

     Shown below is the Company's share of metals sales (in ounces) for each respective quarter:

                                                             Metal Sales                      Metal Sales
                                                          Three months ended              Six months ended(1)
                                                               June 30,                         June 30,
                                                           1997             1996              1997             1996
                                                   -------------    -------------     -------------    -------------
         Ounces of gold sold:
          Cactus Mine (25%)                                 123              271               173              355
          Gilt Edge Mine                                  7,279            3,091            16,380            5,211
          Golden Reward Mine (40%)                            -            3,886                 -            7,455
          Stibnite Mine                                   1,925            1,950             4,402            4,184
                                                                    -------------     -------------    -------------
                                                   =============
                                                          9,327            9,198            20,955           17,205
                                                   =============    =============     =============    =============

     (1) Precious metals production for each of the joint venture operations includes the Company's pro rata share.

     Operating results for the comparative periods ended June 30 are summarized in the following table:


                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                           1997               1996              1997               1996
                                                  ==============    ===============    ==============    ===============

       Operating revenue                          $3,396,204        $3,604,052         $7,889,310        $6,800,767
                                                  ==============    ===============    ==============    ===============
       Average net price per ounce of
          gold realized                           $      364        $      392          $     376        $      395
                                                  ==============    ===============    ==============    ===============
       Average London PM fix per ounce
          of gold                                 $      340        $      382          $     343        $      382
                                                  ==============    ===============    ==============    ===============


                                                             Three months ended                     Six months ended
    Mine, Mill and Administration(1)                              June 30,                              June 30,
                                                              1997                1996                1997               1996
                                                   ----------------     ---------------     ---------------    ---------------

      Gilt Edge Mine                                    $2,689,429         $   901,253          $5,141,685         $1,499,290
      Golden Reward Mine                                   102,118           1,405,005             165,642          2,646,197
      Stibnite Mine                                        453,639             594,021           1,065,913          1,376,807
      Cactus Mine                                           58,672             123,302             115,103            147,265
                                                   ----------------     ---------------     ---------------    ---------------
         Total mine, mill and administration            $3,303,858          $3,023,581          $6,488,343         $5,669,559
                                                   ================     ===============     ===============    ===============
    Average cash cost per ounce
      of gold sold                                      $      330      $          329       $         299      $         330
                                                   ================     ===============     ===============    ===============


     (1) Cash costs include mining, milling, project administration, on-property exploration, and all holding and standby costs.

     Metal sales at Gilt Edge Mine were higher during the first six months of 1997 when compared to the same period of 1996, due to an increase in ore tons processed and the composition of the ore processed. During 1997, Gilt Edge Mine processed approximately 869,300 ore tons at an average grade of 0.028 ounces of gold per ton from its Anchor Hill oxide deposit compared to 528,400 ore tons at an average grade of 0.026 ounces of gold per ton in 1996. In addition, while the majority of the 1997 gold production came from the Anchor Hill oxide deposit, 1996 mining of ore from the Anchor Hill oxide deposit did not commence until the second quarter of 1996 with earlier gold recovery coming from less productive stockpiled sulfide gold ores.

     The above increase in production was partially offset by the absence of metal sales from Dakota's 40% interest in the Golden Reward Mine during the first six months of 1997 compared to the same period of 1996. Golden Reward Mine ceased mining activities at the end of the second quarter of 1996.

     Mine, mill and administrative costs decreased to $299 per ounce of gold sold during the first six months of 1997 compared to $330 per ounce of gold sold during the same period of 1996. The decrease in costs relates primarily to the increased ounces of gold sold and the source of the ounces sold during 1997 compared to 1996. During the first six months of 1997 the majority of the gold production came from the Gilt Edge Mine at a cost per ounce sold of $314 compared to the same period of 1996 when the majority of the gold came from the Golden Reward Mine at a cost per ounce sold of $354.

Depreciation and depletion is slightly lower for the first six months of 1997 as compared to the same period of 1996. The change is the result of a reduction in depletion of approximately $1.2 million as a result of the cessation of mining activities in June 1996 at Golden Reward Mine. The decrease was partially offset by $394,000 of higher depletion at Gilt Edge Mine due to the increase in ounces of gold sold and an increase of $712,000 in depletion at Stibnite Mine as the result of a higher depletion rate being applied in 1997 as compared to 1996. In addition, during the first six months of 1996, the Company recorded an accrual of approximately $1.3 million to record its share of holding and standby costs related to the cessation of mining activities at Golden Reward Mine. No charges were made for holding and standby costs during the first six months of 1997. Depletion is calculated using the units of production method.

     Royalties vary from mine-to-mine and within the specific area being mined in accordance with various agreements with landowners. Royalties and severance taxes increase during the first six months of 1997 primarily as the result of primary production coming from Gilt Edge Mine with a higher royalty rate when compared to the lower royalty rate Golden Reward Mine, which provided the primary production during the first six months of 1996. In addition, royalties and severance taxes are related to gold sales which increased in the first six months of 1997 as compared to the same period for 1996.

     The entire property impairment cost is related to Stibnite Mine as discussed above under Sources and Uses of Cash..

     Reclamation costs during the first six months of 1997 consist principally of accruals at Gilt Edge Mine and Illinois Creek Mine. Reclamation costs for the first six months of 1996 relate principally to Golden Reward Mine which ceased mining operations in June, 1996. According to estimates provided by the Company's partner in Golden Reward Mine, all future reclamation costs are currently accrued as of June 30, 1997.

     General corporate costs increased slightly for the first six months of 1997 when compared to the same period for 1996, due to additions in staff, legal expenses, travel activities, and in the use of outside professional services. These increases are due, in part, to overall increases in corporate activity and additional staff resulting from the merger.

     Interest expense during the first six months of 1997 increased compared to the same period of 1996 as the result of (i) increased loan balances related to the Gerald Metals, Inc. loan agreement, (ii) interest related to the convertible debentures discussed above and (iii) the assumption of the Rothschild loan in the merger with USMX.

     Dakota does not anticipate that its U.S. operations will be subject to alternative minimum tax during 1997.

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS
     None

     ITEM 2 - CHANGES IN SECURITIES
     None

     ITEM 3 - DEFAULT UPON SENIOR SECURITIES
     None

     ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on May 29, 1997 in Toronto, Onterio. Six proposals were submitted by management as described in the Company's Proxy Statement dated April 30, 1997, and were voted upon and adopted by stockholders at the meeting. The table below briefly describes the proposals:

      1) To approve and adopt the Merger Agreement and , including the issue of additional common shares by Dakota.
      2) To ratify an amendment to the Share Incentive Plan of the Company.
      3) To approve the issuance of up to 4,884,550 common shares of Dakota issuable upon exercise of Series B. Special Warrants.
      4)    Election of Directors
      5) To appoint KPMG Peat Marwick Thorne as the Auditors 6) To authorize the Directors to fix the Auditors remuneration


     ITEM 5 - OTHER INFORMATION
     None

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

1) The Company filed a Form 8-K reporting under Item 2. the May 29, 1997 merger of the company with USMX, Inc.

2)    Exhibit 11           Computation of Earnings Per Share

3)    Exhibit 27           Financial Data Schedule

4)    Exhibit 10.23        Second Amendment to Credit Agreement between USMX of
                           Alaska, Inc. and N M Rothschild and Sons Limited, dated July 28, 1997.

5)    Exhibit 10.24        Guaranty of the Company to N M Rothschild and Sons
                           Limited, dated July 28, 1997.

                                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dakota Mining Corporation




 c/s Alan R. Bell                                    Date     August 19, 1997
------------------------------------                          ---------------
Alan R. Bell
President and Chief Executive Officer




c/s Robert R. Gilmore                                 Date     August 19,1997
------------------------------------                           --------------
Robert R. Gilmore
Vice President Finance
 and Chief Financial Officer




                            DAKOTA MINING CORPORATION
                 Exhibit 11 - COMPUTATION OF EARNINGS PER SHARE
                    Six months ended June 30, 1997 and 1996




                                                             Three months ended                        Six months ended
                                                                  June 30,                                 June 30,
                                                               1997                  1996                 1997                 1996
                                                      --------------       ---------------    -----------------    -----------------

 Beginning shares outstanding                            35,479,742            26,534,742           35,479,742           26,534,742
 Exercise of common share purchase
   warrants                                                       -                     -                    -                    -
 Exercise of special warrants                                     -             1,242,857                    -              621,429
 Average shares issued to USMX
   stockholders related to merger                         5,207,327                     -            2,603,664                    -
 Average shares issued for options exercised                      -               214,714                    -              122,722
                                                      --------------       ---------------    -----------------    -----------------

 Weighted average shares outstanding                     40,687,069          27,992,313             38,083,406           27,278,893
                                                      =============         ==============    =================    =================

 Net loss                                              $(4,988,596)          $(3,207,213)         $(5,116,176)         $(4,152,646)
                                                      =============         ==============    =================    =================

 Loss per common share                                 $     (0.12)       $        (0.11)      $        (0.13)      $        (0.15)
                                                      ==============      =================    =================   =================



NOTE:      All other issued and outstanding Debentures, options and warrants are antidilutive.  Fully diluted calculation is not different and therefore is not applicable.
