Form 10-Q
period 1997-09-30
DAKOTA MINING CORP
filed 1997-11-19
CIK 848448

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                                        Form 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997
         or

[  ]     Transition Report Pursuant to Section 13 and 15(d) of The Securities
         Exchange Act of 1934


                                  Dakota Mining Corporation
               ----------------------------------------------------------------
                    (Exact name of Registrant as specified in its charter)

              Canada                  0-17583                84-1094683
--------------------------------- -------------------  ------------------------
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

Yes  X    No

Number of common shares outstanding on November 12, 1997:  51,251,342

                        DAKOTA MINING CORPORATION


                                INDEX


PART I         FINANCIAL INFORMATION                                 PAGE

ITEM 1         CONDENSED CONSOLIDATED BALANCE SHEETS.............      3
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS...      4
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS....      5
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS........................................      6

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..............     11

PART II        OTHER INFORMATION.................................     19
               ITEM 1 - LEGAL PROCEEDINGS........................     19
               ITEM 2 - CHANGES IN SECURITIES....................     19
               ITEM 3 - DEFAULT UPON SENIOR SECURITIES...........     19
               ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY
                     HOLDERS.....................................     19
               ITEM 5 - OTHER INFORMATION........................     19
               ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........     19

SIGNATURES.......................................................     20



                                                DAKOTA MINING CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (expressed in United States dollars)
                                                       (unaudited)


                                        September 30, 1997            December 31, 1996
                                        -------------------           ------------------
ASSETS

Current assets
Cash                                     $      2,918,699              $     5,092,150
Inventories                                    10,772,919                    2,643,701
Deferred stripping costs                        1,302,092                      886,086
Deferred hedging costs                          4,947,311                            -
Other current assets                              513,356                      739,064
                                        -------------------            -----------------
                                               20,454,377                    9,361,001

Property, plant and equipment, net             56,632,761                   15,150,399

Other assets
Reclamation bonds                              10,846,755                    5,111,844
Advance minimum royalties                       1,486,819                    1,871,965
Deferred hedging costs                            396,854                            -
Other                                             516,439                       74,141
                                        -------------------             ----------------

                                            $  90,334,005                $  31,569,350
                                        ===================             ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable                            $  11,567,005               $    4,915,525
Accrued liabilities and other                   1,939,803                    2,003,625
Reclamation Costs                               1,468,987                      428,983
Short-term borrowings                                   -                      623,623
Current portion of long-term debt              17,640,620                      383,265
                                         -------------------            ----------------
                                               32,616,415                    8,355,021
Long-term liabilities
Long-term debt                                 14,992,590                    3,240,053
Other long-term liabilities                       818,414                      952,000
Reclamation costs                               6,488,821                    5,562,881
                                         -------------------            ----------------
     Total liabilities                         53,547,490                   18,109,955
                                         -------------------            ----------------
Shareholders' equity
Purchase warrants                                  63,134                       63,134
Paid in Capital                                10,412,611                            -
Preference shares, without par value;
20,000,000 shares authorized, none issued
or outstanding                                          -                            -
Common shares, without par value; unlimited
   shares authorized; 51,101,726 issued and
   outstanding in 1997; 35,479,742 in 1996      69,315,793                   51,101,726
Accumulated deficit                            (43,735,745)                 (39,133,909)
Cumulative translation adjustment                 (638,028)                    (279,810)
                                         --------------------           ------------------
                                                35,417,765                   13,459,395
                                         ====================           ==================
     Total shareholders' equity               $ 90,334,005                $  31,569,350
                                         ====================           ==================

                         (See accompanying notes to condensed consolidated financial statements)





                                                DAKOTA MINING CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (expressed in United States dollars)
                                                       (unaudited)



                                                      Three months ended                          Nine months ended
                                                         September 30,                              September 30,
                                                  1997                  1996                   1997                  1996
                                            -----------------     -----------------     -------------------    ------------------

Operating revenues                              $  7,870,993          $  9,064,863            $ 15,760,303         $  15,865,630

                                            -----------------     -----------------     -------------------    ------------------
Operating costs
   Mine, mill and administration                   3,886,717             7,839,230              10,375,060            13,508,789
   Depreciation and depletion                      1,628,334             1,415,217               3,501,774             3,369,353
   Holding and standby costs                               -                     -                       -             1,330,026
   Royalties and severance taxes                     286,393               413,205                 830,827               672,545
   Exploration                                       (4,416)                     -                  11,173                     -
   Reclamation                                       301,946               473,516                 671,239             1,429,895
   Other                                                   -                22,878                       -               111,716
   General corporate costs                           698,352               464,442               1,615,215             1,303,265
                                            -----------------     -----------------     -------------------    ------------------
                                                   6,797,326            10,628,488              17,005,288            21,725,589
                                            -----------------     -----------------     -------------------    ------------------
Operating income (loss)                            1,073,667           (1,563,625)             (1,244,985)           (5,859,959)
                                            -----------------     -----------------     -------------------    ------------------
Other income (expense):
   Investment income                                  52,136                25,123                 393,936               435,821
   Interest expense                                (761,742)              (18,412)             (1,295,227)             (283,401)
   Property Impairment                                     -           (7,922,116)             (2,635,767)           (7,922,116)
   Other                                           (224,614)                32,803               (244,686)                30,782
                                            -----------------     -----------------     -------------------    ------------------
                                                   (934,220)           (7,882,602)             (3,781,744)           (7,738,914)
                                            -----------------     -----------------     -------------------    ------------------

Net income (loss)                                   $139,447          $(9,446,227)            $(5,026,729)         $(13,598,873)
                                            =================     =================     ===================    ==================

Net income  (loss) per common share                    $0.00               $(0.27)                 $(0.12)               $(0.45)
                                            =================     =================     ===================    ==================

Weighted average number of
   shares outstanding                             51,157,018            35,477,394              42,479,628            30,037,331
                                            =================     =================     ===================    ==================



                         (See accompanying notes to condensed consolidated financial statements)



                                        DAKOTA MINING CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (expressed in United States dollars)
                                               (unaudited)

                                                                                   Nine months ended
                                                                      September 30, 1997           September 30, 1996
                                                                  -----------------------     ------------------------
       Cash provided by (used in):
       Operating activities
       Net loss                                                             $(5,026,729)                $(13,598,873)
       Add (deduct) non-cash items:
        Depreciation, depletion and amortization                              3,501,774                    3,369,353
          Property impairment                                                 2,635,767                    7,922,116
          Reclamation, holding and standby accrued, net                         671,239                    1,891,488
       Other                                                                          -                     (117,216)
                                                                  -----------------------     ------------------------
                                                                              1,782,051                     (533,132)

       Net change in non-cash working
         capital items related to operations                                 (2,017,655)                  (4,953,628)
                                                                   -----------------------     ------------------------
                                                                               (235,604)                  (5,486,760)
                                                                   -----------------------     ------------------------
       Investment activities
       Additions to property, plant and equipment                            (5,715,178)                  (5,131,032)
       Payment of capital related liabilities assumed at merger              (3,723,897)                           -
       Merger costs paid                                                       (812,084)                           -
       Advances to USMX prior to merger                                      (6,480,178)                           -
       Additions to reclamation bonds and other assets                       (1,561,168)                    (962,667)
                                                                   -----------------------     ------------------------
                                                                            (18,292,505)                  (6,093,699)
                                                                   ------------------------    ------------------------
       Financing activities
       Proceeds from exercise of common share
         purchase warrants                                                            -                      340,397
       Proceeds from the sale of special warrants                            18,088,753                   14,513,672
       Special warrant offering costs paid                                   (1,412,595)                    (976,616)
       New borrowings                                                         2,970,000                    3,230,000
       Repayment of indebtedness                                             (2,933,283)                    (746,652)
                                                                   ------------------------    -----------------------
                                                                             16,712,875                   16,360,801
                                                                   ------------------------    -----------------------
       Effect of exchange rate on cash                                         (358,217)                      27,692
                                                                    -----------------------     ------------------------
       Net change in cash                                                    (2,173,451)                   4,808,034
       Cash, beginning of period                                              5,092,150                    2,260,025
                                                                    -----------------------     ------------------------
       Cash, end of period                                                   $2,918,699                   $7,068,059
                                                                    =======================     ========================



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

         The condensed consolidated financial statements of the Company are reported in United States dollars in accordance with generally accepted accounting principles in Canada. As described in Note 4, these principles may differ in certain respects from those that the Company would have followed had its consolidated financial statements been prepared in accordance with generally accepted accounting principles and practices in the United States.

         The interim financial data is unaudited. However, in the opinion of management, all adjustments that are normal and recurring in nature have been made for a fair presentation of the financial position of the Company at September 30, 1997 and the results of operations and cash flows for the interim periods presented. Results of operations for this period are not necessarily indicative of results to be expected for the full year. For a more thorough understanding of the Company's operations and financial position, these statements should be read with the audited financial statements and notes included with the Company's December 31, 1996 audited consolidated financial statements as filed in its Annual Report on Form 10-K.

2.  Merger

         In February 1997, a definitive agreement ("Merger Agreement") with USMX, Inc. ("USMX") was signed. The merger was completed May 29, 1997, following a vote in favor of the transaction by shareholders of both companies. Under the terms of the Merger Agreement, shareholders of USMX received one Dakota common share for every 1.1 common shares of USMX held and USMX became a wholly owned subsidiary of Dakota. In connection with the transaction, the Company issued approximately 15.6 million common shares. The Company's Common Shares had an approximate market value of $16.4 million or $1.05 per share, based upon an average US Dollar trading price for the Common Shares on the day the merger was completed. Prior to the merger the Company made loans and advances to USMX for approximately $6.5 million. These loans and advances were recorded as part of the purchase price of USMX. The Company accounted for the merger as a purchase.

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
                                                         ==================

3.  Convertible Debenture Offering

         In order to provide financing for the merger with USMX, on February 5, 1997, the Company entered into an agency agreement with certain Canadian investment dealers (collectively, the "Agents") to sell by way of private placement 25,000 Special Warrants at a price of Cdn$1,000 per Special Warrant for aggregate gross proceeds to the Company of Cdn$25 million (US $18.22 million). The Special Warrants offering was completed on February 6, 1997 with all proceeds, net of a 6% commission paid to the Agents, placed into an escrow account. Proceeds from the Special Warrant offering, after deducting the 6% commission paid to Agents and other costs, were approximately US$16.8 million. On the date the merger was completed, all of the remaining escrow funds were released to the Company. The offering proceeds were principally used to complete construction and commence start-up of the Illinois Creek Mine, acquired in the merger with USMX, Inc., for developmental drilling and for general working capital purposes.

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

4.  Inventories and Deferred Stripping Costs

         On the dates indicated, inventories valued at cost were comprised of the following:

                                  September 30, 1997      December 31, 1996
                                  --------------------    ------------------
Bullion                                 $     226,271            $  854,444
Heap leach                                  9,711,504             1,524,072
Materials and supplies                        835,144               265,185
                                  ====================    ==================
                                          $10,772,919            $2,643,701
                                  ====================    ==================

         In 1997 and 1996, the mining activity at Gilt Edge Mine included the removal of waste overburden. All deferred stripping costs reported on the condensed consolidated balance sheets pertain to this activity. Mining costs associated with the waste removal are deferred and recognized in operations based on the average stripping costs for the related ore body. The average stripping cost is calculated as the total tons of material to be mined compared to the tons of ore estimated to contain economically recoverable minerals.

5.    Long-term Debt

      Long-term debt is comprised of the following

                                                    September 30, 1997          December 31, 1996
                                                    ------------------          -----------------
   Note Payable to Gerald                             $    5,278,120              $   3,230,000
   Note Payable to Rothschild                             20,500,000
   Convertible Debentures                                  6,751,587                          -
   Note Payable to Harley Hall                                96,179                    358,400
   Equipment Notes                                             7,324                     34,918
                                              -------------------------   -------------------------
                                                          32,633,210                  3,623,318
   Less current portion                                  (17,640,620)                  (383,265)
                                              =========================   =========================
                                                     $    14,992,590              $   3,240,053
                                              =========================   =========================

     For a description of Convertible Debentures, refer to Note 3. Of Notes to Consolidated Financial Statements.

     (a) Note Payable to Gerald

         On February 28, 1997, the Company entered into a letter agreement with Gerald Metals Inc. ("Gerald") to amend and restate the terms of a Revolving Loan Agreement dated April 19, 1996. Under the amended terms, the revolving loan was converted into a term loan of up to $7.5 million, the excess over the $5.0 million was to be repaid by August 1997 and the balance repaid at the rate of $1.0 million per month commencing in June 1998. The loan bears interest at LIBOR plus 2.25% and is collateralized by the Company's underlying assets at its Gilt Edge and Stibnite mines. Accordingly, the amounts outstanding at September 30, 1997 under the Revolving Loan Agreement have been classified as long-term.

         In September the Company liquidated certain hedging contracts held by Gerald and used the $921,880 in proceeds to reduce the loan balance. At September 30, 1997, the Company had not repaid the full excess over the $5 million.

     (b) Note Payable to Rothschild

         At the merger date, USMX was obligated to NM Rothschild and Sons ("Rothschild") under a $22 million financing facility ("Rothschild Credit Agreements"). Upon completion of the Merger, Dakota assumed the obligations of this facility. Dakota agreed to use $1.5 million of the proceeds from the Special Warrant offering to repay a portion of the Rothschild Credit Agreement. The $1.5 million payment was made to
         Rothschild during August, 1997. The remaining loan balance of $20.5 million is collateralized by the stock of the operating subsidiary of USMX and its principal asset the Illinois Creek Mine, as well as the stock of USMX and guarantees of USMX and Dakota. The loan bears interest, payable quarterly, at 2.25% above LIBOR until "commercial completion" of the project has occurred. The requirements for commercial completion include the construction of the Illinois Creek Mine facilities, which facilities and the equipment thereon must be mechanically complete and electrically operable ("Mechanical Completion"), the achievement of production amounts and grades, costs and reserves similar to the development plan, and the absence of any default in the Rothschild Credit Agreement. Following commercial completion, this note bears interest at 1.879% above LIBOR. To date the project has not achieved commercial production.

         On September 19, 1997, the Company entered into an amendment to the Rothschild Credit Agreements ("Amended Agreement"), whereby the Company liquidated certain hedging contracts securing the loan. The $2 million proceeds of the liquidation were paid to the principal contractor at the Illinois Creek project as partial payment for services on the project. The Company agreed with Rothschild that it will make a prepayment of the principal amount of the loan in an amount of not less than $2 million and not later than December 31, 1997. The Company will continue to make regular interest payments and additional principal payments are to be made in accordance with a revised amortization schedule, with an aggregate of 65% of the principal amount to be paid in periodic installments by December 31, 1998.

         All revenues from the Project are placed in a Proceeds Account. Per the Amended Agreement the Company will be permitted to withdraw $55,000 per month for its overhead costs which are not directly related to the Project. Other than these monthly payments and payment of direct Project costs, no other distributions may be made to the Company until all principal and interest payments on the loan have been made to Rothschild. Accordingly, the Company will not be able to use any of the Project revenues for its working capital or for other mining activities until Rothschild has been repaid fully.

         In the Amended Agreement, the Company and Rothschild confirmed that certain events of default were outstanding and that the Amended Agreement did not constitute a waiver of any of Rothschild's rights. The events of default include the Company's inability to timely pay its contractors, and the delay in mechanical completion of the Project.

     (c) Note Payable to Harley Hall

         At September 30, 1997 the remaining balance due to Harley Hall, doing business as Hall Construction, ("Hall") is repayable by the Golden Reward Mine in 6 equal monthly principal payments. The amount owed to Hall bears interest at United States prime plus 1%. The amount owed to Hall is collateralized by a mechanics' lien on the Golden Reward Mine. The Company's 40% share of the note is reflected in the table above.

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

     (a) Under US GAAP, the Debentures would be accounted for as debt, all of which would be classified as long-term in the amount of $18.2 million. Interest would be calculated on the balance of the Debentures and accordingly would be higher by $260,000 in the three months and $669,000 in the nine months ended September 30, 1997, respectively.

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

     (d) At September 30, 1997 and 1996, the Company had one stock-based compensation plan. The Company applies the intrinsic value method in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. No material compensation cost would be recognizable under the method of Financial Accounting Standards Board Statement 123 - Accounting for Stock-Based Compensation.

7.  Ownership Interest in Golden Reward Mine

         The Company owns a 40% interest in Golden Reward Mine, with the remaining 60% interest being owned by two subsidiaries of Wharf Resources Ltd. ("Wharf"). The Company's proportionate share of the partnership's condensed statement of net assets as of September 30, 1997 and December 31, 1996 and statements of operations for each of the years indicated are as follows:



                                                   September 30, 1997        December 31, 1996
                                             --------------------------- ------------------------
     Statement of net assets:
        Current assets                               $              -              $   569,273
        Plant property and equipment                        1,258,727                1,264,336
        Other assets                                          575,774                  575,849
                                             --------------------------- ------------------------
          Total assets                                      1,834,501                2,409,458
                                             --------------------------- ------------------------
     Accounts payable and other
        current liabilities                                   456,041                  486,829
     Current portion of long-term debt                         90,000                  358,400
     Other long-term liabilities                            1,590,857                1,843,911
                                             --------------------------- ------------------------
          Total liabilities                                 2,136,898                2,689,140
                                             --------------------------- ------------------------
                                                         $  (302,397)             $  (279,682)
                                             =========================== ========================

                                               Three months ended                    Nine months ended
                                                  September 30,                        September 30,
                                           1997               1996                1997               1996
                                      ----------------  ------------------  ------------------  -----------------
     Statement of operations:
     Revenues                         $            -            $754,936      $            -         $3,715,499
                                      ----------------  ------------------  ------------------  -----------------

     Mine cash production costs              114,333             192,088             280,881          2,860,796
     Royalties                                     -              11,350                   -            108,217
     Holding and standby costs                     -                   -                   -          1,330,026
     Exploration                               1,921               6,238               3,295             59,754
     Reclamation                                   -                   -                   -            639,496
     Depreciation and depletion                    -             371,799                   -          1,643,539
     Property impairment                           -           7,922,116                   -          7,922,116
                                      ----------------  ------------------  ------------------  -----------------
     Total production costs                  116,254           8,503,591             284,176         14,563,944
                                      ----------------  ------------------  ------------------  -----------------
     Operating income (loss)               (116,254)         (7,748,655)           (284,176)       (10,848,445)
     Other income (expense)                   30,628             (6,664)              51,175             33,184
                                    ------------------  ------------------  -----------------   -----------------
                                            $(85,626)        $(7,755,319)          $(233,001)        $10,815,261
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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Sources and Uses of Cash

     Special Warrant Financing and Issue of Debentures. To provide financing for Dakota and USMX in connection with the merger with USMX, on February 5, 1997, Dakota entered into an agency agreement with certain Canadian investment dealers (the "Agents") to sell by way of private placement 25,000 Special Warrants at a price of Cdn.$1,000 per Special Warrant for aggregate gross proceeds to Dakota of Cdn.$25 million (U.S. $18.22 million). Proceeds from the Special Warrant offering, after deducting the 6% commission paid to Agents and other costs, was approximately $16.8 million. The offering proceeds were principally used to complete construction and commence start-up of the Illinois Creek Project, developmental drilling, repayment of $1.5 million of the Rothschild Credit Agreements (defined below) and for general working capital purposes.

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

     On  September  19,  1997,  the Company  entered  into an  amendment  to the
Rothschild Credit Agreements ("Amended Agreement"), whereby the Company liquidated certain hedging contracts securing the loan. The $2 million proceeds of the liquidation were paid to the principal contractor at the Illinois Creek project as partial payment for services on the project. The Company agreed with Rothschild that it would make a prepayment of the principal amount of the loan in an amount of not less than $2 million and not later than December 31, 1997. The Company is also required to make interest and principal payments in accordance with a revised amortization schedule, with an aggregate of 65% of the principal amount to be paid in periodic installments by December 31, 1998.

     All revenues from the Illinois Creek project are placed in a Proceeds Account. Per the Amended Agreement, the Company will be permitted to withdraw $55,000 per month for its overhead costs which are not directly related to the Project. Other than these monthly payments and payment of direct Project costs, no other distributions may be made to the Company until all principal and interest payments on the loan have been made to Rothschild. Accordingly, the Company will not be able to use any of the Project revenues for its working capital or for other mining activities until Rothschild has been repaid fully.

     In the Amended Agreement, the Company and Rothschild confirmed that certain events of default were outstanding and that the Amended Agreement did not constitute a waiver of any of Rothschild's rights. The events of default include the Company's inability to timely pay its contractors, and the delay in mechanical completion of the Project.

      No assurances can be given that the Illinois Creek Project will provide sufficient cash flows to meet these repayment obligations to Rothschild and to the contractors.

     Gerald Metals. On February 28, 1997, the Company entered into a letter agreement with Gerald Metals Inc. ("Gerald") to amend and restate the terms of a Revolving Loan Agreement dated April 19, 1996. Under the amended terms, the revolving loan was converted into a term loan of up to $7.5 million, the excess over the $5.0 million was to be repaid by August 1997 and the balance repaid at the rate of $1.0 million per month commencing in June 1998. The loan bears interest at LIBOR plus 2.25% and is collateralized by the Company's underlying assets at its Gilt Edge and Stibnite mines

     In September the Company liquidated certain hedging contracts held by Gerald and used the $921,880 in proceeds to reduce the loan balance. At September 30, 1997, the remaining balance of the note is $5,278,120. The Company has not repaid the full excess over the $5 million and does not have the ability to repay this excess without jeopardizing the continued operations.

     Capital Expenditures. For the balance of 1997, capital expenditures at Gilt Edge Mine are expected to approximate $100,000 primarily for exploration and equipment replacement. Capital expenditures at Stibnite Mine are expected to approximate $200,000 for the remainder of 1997 primarily for reclamation. For the remainder of 1997 capital expenditures at Illinois Creek are estimated to be approximately $100,000 to complete construction of the facilities.

     In 1998, capital expenditures relate primarily to heap leach pad expansion at Gilt Edge Mine - $1.2 million and at Illinois Creek Mine - $0.7 million. In addition, a minimum of $0.5 million of environmental related expenditures at Stibnite Mine are anticipated in 1998 ( see Environmental Matters and Government Regulation).

     Dakota has ongoing needs for cash to fund permitting, construction and environmental compliance activities at its Gilt Edge, Stibnite and Illinois Creek Mines. Management is presently investigating several alternative sources of new financing, including sale of certain assets, new borrowing arrangements and merger arrangements. No assurances can be given that management will be successful in obtaining such additional funding.

         Property, Plant and Equipment. As of September 30, 1997, the investment in property, plant and equipment at Gilt Edge Mine approximated $12.9 million of which $1.7 million is attributed to the sulfide development potential of the property which is not currently subject to amortization. Mining activity at the Gilt Edge mine near Deadwood, South Dakota has been suspended until 1998, awaiting the approval and issuance of the Environmental Impact Statement ("EIS") for the continued development of the Anchor Hill pit. Accordingly all costs incurred in the third quarter, net of gold revenues, have been deferred. These costs will be amortized against Anchor Hill production. The EIS approval is required before a 37-acre waste area can be developed in the Anchor Hill pit, to access some 200,000 ounces of contained gold. The EIS originated almost four years ago. The U.S. Forest Service has issued a favorable record of decision on the EIS. The record of decision is expected to be published November 28, 1997, to be followed by a 45 day appeal process. During this time period of non-mining at Gilt Edge, heap leaching, environmental compliance, ongoing reclamation and exploration will continue. Dakota believes that mining and processing the Anchor Hill oxide deposit and the substantial sulfide deposit will generate sufficient operating margins to ensure the recovery of Dakota's remaining investment in Gilt Edge Mine.

     Dakota estimates that the salvage value of the Golden Reward Mine assets is equal to or exceeds all remaining obligations of the partnership. Accordingly, future holding costs are not expected to be material to Dakota.

     During the second quarter 1997, management determined that based upon current spot prices for gold, that Stibnite Mine would exhaust its oxide reserves during the fourth quarter of 1997. Accordingly, management determined that the carrying value of the assets at Stibnite Mine were in excess of their realizable value and that operations would be suspended after the third quarter. Accordingly, an impairment was recorded during the second quarter in the amount of $2.6 million. Management continues to believe that the Stibnite District represents a significant exploration project and, if capital resources become available, intends to continue to conduct ongoing evaluations, exploration and related activities. Under terms of the Stibnite property lease, the Company is required to make quarterly royalty payments to the lease holders. Due to working capital concerns, the Company determined it could not make such third quarter payments estimated at $199,000, which were due October 31, 1997.

     Subject to availability of capital resources and gold prices, it is also management's intention to focus the Company's near term efforts on the Thunder Mountain project in order to place that project into production as early as 2000.

     Working capital. At September 30, 1997, the deficit in working capital was approximately $12.2 million, compared to working capital of approximately $1.0 million at December 31, 1996. The decrease is due principally to a $17.3 million increase in the current portion of long term debt, of which $12.0 million was assumed in the merger with USMX, and a $6.7 million increase in accounts payable associated with increased activity at the Company's three mines and the Company's extended payable cycle. The decreases to working capital are partially offset by a $8.2 million increase in inventories related to Illinois Creek and a $4.9 million increase in deferred hedging costs related to hedging contracts acquired at the merger.

     Executive management of the Company views this working capital deficit as the most important issue to be resolved. Management, except for those involved in maintaining the operations, is focusing a significant portion of its time and effort on this issue. It is actively pursuing alternatives to refinance or restructure the Rothschild debt to better match the debt amortization schedule to the life of mine. As well, the Company is considering selling certain assets to generate cash to pay down current liabilities. Also being examined are merger alternatives with other precious metal mining companies whose balance sheet are stronger than that of Dakota's. Although management is actively and aggressively pursuing these alternatives, there can be no assurance that management will successfully close on any transaction, or that if a transaction is closed, the terms will be favorable to the Company. Due to its ongoing operational and other commitments as described in this Report, as well as ongoing general and adminstrative expenses, the Company will need to promptly effect a capital raising transaction in order to maintain its current operations.

     The Company's efforts to sell assets and pursue merger and other lending alternatives have been impeded by the continued deterioration of the price of gold. Although the Company has a strong forwards ales position at September 30, 1997 with 178,300 ounces of gold sold forward at an average price of $384 per ounce (which includes 102,000 ounces of Illinois Creek production at prices in excess of $400 per ounce), most of the Company's hedging contracts secure the Rothschild debt and Rothschild has not indicated a willingness to permit liquidation of these contracts to alleviate the Company's working capital problems.

     Operating Cash flow. Cash used by operations was $235,600 during the first nine months of 1997 compared to cash used in operations of $5.5 million during the same period of 1996. The improvement in during the first nine months of 1997 is primarily the result of production flowing from the Illinois Creek Mine beginning in the third quarter of 1997 and the liquidation of certain forward hedges related to Illinois Creek production. The first gold was shipped from Illinois Creek in August, 1997. During the third quarter of 1997 the Illinois Creek Mine recorded revenues of $3.2 million and direct cash costs of $1.2 million. At September 30, 1997, heap leach inventories at Illinois Creek contained approximately 54,840 ounces of recoverable gold at a total cost of $9,562,000. The Company expects to recover most of the ounces of gold mined to date at Illinois Creek during the fourth quarter of 1997 and the first half of 1998. Cash used in the first nine months of 1996 is primarily due to the decrease in accounts payable and accrued liabilities at September 30, 1996 as a result of selling down year-end gold bullion inventories and utilizing a portion of proceeds from the sale of special warrants completed in February 1996.

     Cash provided by operations was negatively effected by abnormally dry weather conditions at the Illinois Creek mine site during most of May, June and July which caused the permitted surface water supply to dry up. The lack of water prevented initial flooding of the heap, causing the Illinois Creek processing plan to operate at less than 10% of nominal capacity or 1,000 gpm. Further, the volume of water necessary to fully saturate the ore was determined to be 30 - 40% more than previous metallurgical test work had indicated. A new water supply was located within the permit area and 1.5 miles of pipe installed by the end of August to provide a reliable source of water. In addition, it was determined that a design flaw existed in the carbon columns that resulted in the flow not being able to exceed 700 gpm. Insufficient hydraulic head existed between the five tanks to allow flow at 1,000 gpm. Temporary modifications were incorporated into the design that resulted in full capacity being achieved by mid September. Permanent modifications will be implemented prior to the 1998 production season and are not expected to exceed $200,000 nor cause any production delays.

     Investing and Financing Activities. Cash used in investment activities of $18.3 million during the first nine months of 1997 is comprised of development and exploration expenditures of approximately $5.7 million at Gilt Edge Mine, Illinois Creek Mine and the Thunder Mountain Project, advances to USMX prior to the merger of $6.5 million, additions to other assets, primarily reclamation bonds, of $1.6 million and payment of costs related to the merger of $812,000. Cash used in investment activities of $6.1 million during the first nine months of 1996 pertains primarily to expansion of heap leach pads located at Gilt Edge Mine in order to accommodate ores mined from the Anchor Hill oxide deposit.

     Cash provided by financing activities during the first nine months of 1997 included approximately $16.7 million of proceeds, net of offering costs, from the sale of Special Warrants in February 1997, new borrowings of $3.0 million under the credit facility with Gerald offset by $3.0 in loan payments to Gerald and Rothschild.

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

     As of November 13, 1997, Dakota had forward sale contracts to deliver approximately 164,400 ounces of gold over the next three years at an average price of $381 per ounce, put options to deliver approximately 530,000 ounces of silver on various dates through September, 1999 at a minimum price of $5.50 per ounce.

     At September 30, 1997, the market value of the Company's gold hedging position approximated $10.9 million. Fluctuations in future gold prices could significantly impact Dakota's future revenues as only a portion of Dakota's expected gold production has been hedged by these contracts.

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

     Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended, to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of September 30, 1997, no such bills had been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new federal reclamation, environmental control and other restoration requirements. If enacted, such legislation could impair the ability of Company to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known and the potential impact on Dakota as a result of future Congressional action is not presently determinable.

     Gilt Edge. The South Dakota Department of Environment and Natural Resources ("DENR") has conducted a Preliminary Assessment on behalf of the United States Environmental Protection Agency ("EPA") of Gilt Edge Mine activities including the approximately 406 acres permitted under Dakota's South Dakota state mining permit. At this time, EPA has not made a determination as to whether any further study needs to be made of the site. Accordingly, Dakota is not able to determine what impact, if any, further action by the DENR or EPA in connection with the Preliminary Assessment may have on the site. Dakota does not know when the EPA may reach a decision on the Preliminary Assessment.

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

         The ultimate Anchor Hill open pit design at Dakota's Gilt Edge Mine contemplates that approximately 37 acres of public lands will be disturbed, principally for pit wall layback and waste removal. Accordingly, Dakota is required to complete an Environmental Impact Statement (the "Gilt Edge EIS"). The process which begun almost four years ago, resulted in the U.S. Forest Service issuing a favorable record of decision on the Gilt Edge EIS. The record of decision is expected to be published November 28, 1997, to be followed by a 45 day appeal process. Dakota now expects to finalize the Gilt Edge EIS by early 1998. If, however, the Gilt Edge EIS is not completed in a timely manner, Gilt Edge Mine operations scheduled to commence in 1998 will be delayed.

     Dakota has provided the State of South Dakota with a form of financial assurance in the amount of $7.9 million in connection with the reclamation and remediation plan in the form of cash deposits of $2.4 million and a demand note as proof of financial assurance in the amount of $5.5 million. Dakota has estimated that its actual capping costs will approximate $3.2 million, which costs have been fully accrued at September 30, 1997. Funding of this obligation will be made from operating cash flow derived from processing the Anchor Hill oxide deposit.

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

     Golden Reward. Golden Reward L.P. is required by the State of South Dakota to provide financial security to cover the estimated cost of reclamation. Reclamation bonds totaling $1,175,759 have been posted as a guarantee that the land which is disturbed by mining will be reclaimed. Golden Reward L.P. anticipates that total costs of reclamation will not exceed the amount of these bonds.

     Stibnite. In November 1993, Dakota filed an application for a U.S. Federal Clean Water Act National Pollution Discharge Elimination System permit in respect to Stibnite Mine. This permit is not necessary for Dakota's current mining operations at Stibnite Mine. However, Dakota believes that obtaining this permit would be of benefit as it would allow Stibnite Mine to discharge clean water from the minesite in accordance with such permit standards in the future. Dakota cannot anticipate when a draft permit will be issued.

     On July 10, 1995, Dakota entered into a voluntary Administrative Order of Consent ("AOC") with the EPA regarding the Stibnite Mine tailings area. The area consists of historic tailings from the Bradley Mining Company 1930's - 1950's overlain by spent ore from modern operations 1981 to present. Concentrations exceeding EPA freshwater chronic water quality criteria were detected in samples collected below the Bradley tailings in 1995. The AOC required Dakota to divert clean surface waters around waste rock and tailings through use of an upgraded and stabilized Meadow Creek diversion; the collection, storage and treatment of contaminated waters from waste rock, tailings discharges and seeps through use of a wastewater treatment system.

     The Company has substantially complied with terms of the AOC except as it relates to the construction of a water treatment plant. According to the AOC, such a plant was to be under construction by August 1, 1997 and be operational by June 1, 1998. The Company believes that such a water treatment plant is not necessary and has requested a change to the AOC. The EPA has notified the Company it continues to view the water treatment plant as a requirement. Further, the EPA believes the Company has not complied with the time-frame contemplated in the AOC. Accordingly, the EPA may assess fines against the Company.

         On June 30, 1997, Dakota entered into an Amended Administrative Order of Consent to the 1995 AOC which further defines and extends the time to complete the order and which requires the posting of an additional $2.0 million reclamation bond. Due to working capital concerns, the Company has been unable to post such a bond..
         Through September 30, 1997 approximately $706,000 has been incurred in connection with the AOC. Management estimates the work is over 50% complete and it will cost an additional $500,000 to complete in 1998. Certain aspects of the AOC are subjective in nature and Management cannot be assured that the EPA will re-interpret or otherwise modify their position which could result in either negative or positive impacts to the cost of completing the AOC.

     Dakota has apprised previous owners and operators of the property of the AOC and believes that a portion of such costs may be recoverable from these parties. However, there is no assurance that Dakota will be successful in obtaining a recovery of any of the costs of the AOC.

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

     Illinois Creek. Reclamation bonds totaling $1,525,000 have been posted by Dakota in accordance with State of Alaska requirements to ensure that land which is disturbed by mining at Illinois Creek Mine will be reclaimed. Dakota estimates that the total costs of reclamation of land which is disturbed by mining will not exceed the amount of these reclamation bonds.

     Other. Reclamation bonds totaling $1,736,600 have been posted by Dakota in accordance with State of Utah and USFS requirements to ensure that land which was disturbed by mining at the Goldstrike Mine, acquired in the merger with USMX, will be reclaimed. Approximately half of the reclamation at the Goldstrike Mine has been completed and $730,000 of the bonds was released to Dakota in October, 1997.

Results Of Operations - For the Periods Ended September  30, 1997 and 1996

     Revenues and Direct Operating Costs

     The Company recorded consolidated net income of $139,000, or $0.00 per share, for the third quarter of 1997, compared to a consolidated net loss of $9.4 million or $0.27 per share, during the third quarter of 1996. Year-to-date, the Company recorded a consolidated net loss of $5.0 million or $0.12 per share in 1997, compared to a loss of $13.6 million, or $0.45 per share in 1996.

     Shown below is the Company's share of metals sales (in ounces) for each respective quarter:

                                                    Metal Sales                      Metal Sales
                                                  Three months ended              Nine months ended(1)
                                                    September 30,                    September 30,
                                                1997             1996              1997             1996
                                          -------------    -------------     -------------    -------------
       Ounces of gold sold:
          Cactus Mine (25%)                          60               89               233              444
          Gilt Edge Mine                              -            9,925            16,380           15,136
          Golden Reward Mine (40%)                    -            2,040                 -            9,495
          Stibnite Mine                          10,464           11,399            14,866           15,583
          Illinois Creek Mine                     6,265                -             6,265                -
                                           -------------    -------------     -------------    -------------
                                                 16,789           23,453            37,744           40,658
                                           =============    =============     =============    =============

     (1) Precious metals production for each of the joint venture operations includes the Company's pro rata share.

     Operating results for the comparative periods ended September 30 are summarized in the following table:

                                                          Three months ended                   Nine months ended
                                                            September 30,                        September 30,
                                                      1997               1996               1997               1996
       Operating revenue                           $7,870,993        $9,064,863         $15,760,303        $15,865,630
          Less: Hedge liquidations                  2,078,098                 -           2,078,098                  -
                                                  --------------    ---------------    ---------------    ----------------
       Revenue from sales                          $5,792,895         $9,064,863          $13,682,205         $15,865,630
                                                  ==============    ===============    ===============    ================
       Average net price per ounce of
          gold realized                               $345.04            $386.52            $362.50             $390.23
                                                  ==============    ===============    ===============    ================
       Average London PM fix per ounce
          of gold                                     $323.64            $385.00            $336.95             $384.00
                                                  ==============    ===============    ===============    ================


                                                             Three months ended                     Nine months ended
    Mine, Mill and Administration(1)                           September 30,                          September 30,
                                                        1997                 1996                1997                1996
                                                   ----------------     ---------------     ----------------    ----------------

      Gilt Edge Mine                                    $        -          $3,127,759           $5,141,692          $4,627,049
      Golden Reward Mine                                   111,017             214,599              276,652           2,860,796
      Stibnite Mine                                      2,872,117           4,410,133            3,938,030           5,786,940
      Cactus Mine                                           19,934              86,739              135,037             234,004
       Illinois Creek Mine                                 883,649                   -              883,649                   -
                                                   ================     ===============     ================    ================
         Total mine, mill and administration           $ 3,886,717          $7,839,230          $10,375,060         $13,508,789
                                                   ================     ===============     ================    ================
    Average cash cost per ounce
      of gold sold                                         $231.50             $334.26              $274.88             $332.26
                                                   ================     ===============     ================    ================

     (1) Cash costs include mining, milling, project administration, on-property exploration, and all holding and standby costs.


     Metal sales were lower during the first nine months of 1997 when compared to the same period of 1996, due primarily to the absence of metal sales from the Company's 40% interest in the Golden Reward Mine which ceased mining activities at the end of the second quarter of 1996 and declining production at the Company's Stibnite Mine which will its final ore during the fourth quarter of 1997. The decreases in production were partially offset by the commencement of production at the Company's Illinois Creek Mine during the third quarter of 1997.

     Mine, mill and administrative costs decreased to $275 per ounce of gold sold during the first nine months of 1997 compared to $332 per ounce of gold sold during the same period of 1996. The decrease in costs relates primarily to the absence of high cost ounces from the Gilt Edge Mine, the lower cost of Stibnite Mine ounces resulting from the processing of stockpiled ores and the addition of the low cost ounces from the Illinois Creek Mine. Mine, mill and administrative costs related to Illinois Creek Mine production for 1997, averaged $141 per ounce.

Depreciation and depletion is slightly higher for the first nine months of 1997 as compared to the same period of 1996. The change is the result of an increase in depletion at the Stibnite Mine as the result of a higher depletion rate being applied in 1997 and the addition of the Illinois Creek Mine depreciation and depletion partially offset by a reduction in depletion at the Golden Reward Mine as a result of the cessation of mining activities in June 1996.

     Royalties vary from mine-to-mine and within the specific area being mined in accordance with various agreements with landowners. The increase in royalties and severance taxes is primarily the result of increased production coming from the Gilt Edge Mine and the addition of royalties related to the Illinois Creek Mine during the first nine months of 1997 as compared to the same period for 1996. In addition, the Golden Reward Mine with a lower royalty rate when compared to the other mines, provided much of the production during the first nine months of 1996.

     The entire property impairment cost is related to Stibnite Mine as discussed above under Sources and Uses of Cash.

     Reclamation costs during the first nine months of 1997 consist principally of accruals at the Gilt Edge Mine and the Illinois Creek Mine. Reclamation costs for the first nine months of 1996 relate principally to the Golden Reward Mine which ceased mining operations in June, 1996. According to estimates provided by the Company's partner in Golden Reward Mine, all future reclamation costs are currently accrued as of September 30, 1997.

     General corporate costs increased slightly for the first nine months of 1997 when compared to the same period for 1996, due to additions in staff, legal expenses, travel activities, and in the use of outside professional services. These increases are due, in part, to overall increases in corporate activity and additional staff resulting from the merger.

     Interest expense during the first nine months of 1997 increased compared to the same period of 1996 as the result of (i) increased loan balances related to the Gerald Metals, Inc. loan agreement, (ii) interest related to the convertible debentures discussed above and (iii) the assumption of the Rothschild loan in the merger with USMX.

     Other Income decreased by $275,000 during the first nine months of 1997, compared to the same period of 1996, as the result of the recognition of other expense related to the merger and the write off of a joint venture.

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

     ITEM 3 - DEFAULT UPON SENIOR SECURITIES
     None

     ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     None


     ITEM 5 - OTHER INFORMATION
     None

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     1) The Company filed a Form 8-K reporting under Item 5. the third Amendment to Credit Agreement between USMX of Alaska, Inc. and N M Rothschild and Sons Limited, dated September 19, 1997. The third Amendment to Credit Agreement was filed as an exhibit to the Form 8-K.

     2)   Exhibit 11       Computation of Earnings Per Share

     3)   Exhibit 27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dakota Mining Corporation




 c/s Alan R. Bell                             Date     November 19, 1997
President and Chief Executive Officer                 -------------------




c/s C. Brian Cramm                            Date     November 19, 1997
C. Brian Cramm                                        -------------------
Vice President Finance
 and Chief Financial Officer